Form 10-Q
period 1995-03-31
PAINE WEBBER CMJ PROPERTIES LP
filed 1995-05-11
CIK 711393

U. S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                            FORM 10-Q

    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                               OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from           to          .


                     Commission File Number  :  0-17151


                        PAINE WEBBER/CMJ PROPERTIES, LP
             (Exact name of registrant as specified in its charter)


            Delaware                                      04-2780288
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

265 Franklin Street, Boston, Massachusetts          02110
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code  (617) 439-8118


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X.   No       .





                           Page 1 of 9

                        PAINE WEBBER/CMJ PROPERTIES, LP

                                 BALANCE SHEETS
                      March 31, 1995 and December 31, 1994
                                  (Unaudited)
                           (In thousands of dollars)

                                     ASSETS

                                                        March 31    December 31
Investments in local limited

  partnerships, at equity                                $  304      $  201
Cash and cash equivalents                                   274         324
                                                         $  578      $  525

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                            $   50      $    -
Accrued expenses                                             18          14
Partners' capital                                           510         511
                                                         $  578      $  525

                              STATEMENTS OF INCOME
               For the three months ended March 31, 1995 and 1994
                                  (Unaudited)
             (In thousands of dollars, except per Unit information)

                                                1995                 1994
REVENUES:
   Interest income                               $ 4                 $ 4

EXPENSES:
   Management fees                                50                  50
   General and administrative                     14                  18
                                                  64                  68

Operating loss                                   (60)                (64)

Partnership's share of local
  limited partnerships' income                   103                  90
NET INCOME                                     $  43                $ 26

Net income per Limited Partnership Unit        $4.96               $2.98

Cash distributions per Limited
  Partnership Unit                             $5.00            $      -


The above net income and cash distributions per Limited Partnership Unit are based upon the 8,745 Limited Partnership Units outstanding for each period.


                            See accompanying notes.

                        PAINE WEBBER/CMJ PROPERTIES, LP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
               For the three months ended March 31, 1995 and 1994
                                  (Unaudited)
                           (In thousands of dollars)

                                                         General     Limited
                                                         Partner     Partners

Balance at December 31, 1993                              $  (71)    $   573
Net income                                                     -          26
BALANCE AT MARCH 31, 1994                                 $  (71)    $   599

Balance at December 31, 1994                               $ (71)    $   582
Cash distributions                                             -         (44)
Net income                                                     -          43
BALANCE AT MARCH 31, 1995                                 $  (71)    $   581

                            STATEMENTS OF CASH FLOWS

               For the three months ended March 31, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)
                           (In thousands of dollars)

                                                          1995        1994
Cash flows from operating activities:
   Net income                                             $   43      $   26
   Adjustments to reconcile net income
     to net cash used for operating activities:
      Partnership's share of local limited
       partnerships' income                                 (103)        (90)
      Changes in assets and liabilities:
         Accounts payable - affiliates                        50          44
         Accrued expenses                                      4           5
            Total adjustments                                (49)        (41)
            Net cash used for operating activities            (6)        (15)

Cash flows from financing activities:
   Distributions to partners                                 (44)          -

Net decrease in cash and cash equivalents                    (50)        (15)

Cash and cash equivalents, beginning of period               324         463

Cash and cash equivalents, end of period                  $  274      $  448



                            See accompanying notes.

1. General

      The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended December 31, 1994.

      In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

2. Local Limited Partnerships

      The Partnership has investments in six local limited partnerships which own operating investment properties, as discussed further in the Annual Report. These local limited partnerships are accounted for on the equity method. Under the equity method of accounting for limited partnership interests, the investments are carried at cost adjusted for the Partnership's share of the local limited partnership's earnings, losses and distributions. Losses in excess of the investment in individual local limited partnerships are not recognized currently, but rather, are offset against future earnings from such entities. Distributions received from investments in limited partnerships with carrying values of zero are recorded as other income in the Partnership's income statement.

      Summarized operating results of these local limited partnerships follow:

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
               For the three months ended March 31, 1995 and 1994
                                  (Unaudited)

                           (In thousands of dollars)

                                                 1995             1994
   Rental revenues, including
      government subsidies                      $2,463           $ 2,463
   Interest income                                  18                13
                                                 2,481             2,476

   Property operating expenses                   1,109             1,155
   Interest expense                                723               732
   Depreciation and amortization                   306               298
   Real estate taxes                               151               155
                                                 2,289             2,340
   Net income                                   $  192            $  136

   Net income:
      Partnership's share of combined
       operations                               $  165            $  117
      Local partners' share of combined
       operations                                   27                19
                                                $  192            $  136



              RECONCILIATION OF PARTNERSHIP'S SHARE OF OPERATIONS:

                                                 1995               1994
   Partnership's share of operations,
      as shown above                            $  165            $  117
   Losses in excess of basis not
      recognized by Partnership                      8                23

   Income offset with prior year
       unrecognized losses                         (70)              (50)
   Partnership's share of local limited
        partnerships' income                    $  103            $   90

3. Related Party Transactions

  The Adviser earned basic management fees of $50,000 during each of the three-month periods ended March 31, 1995 and 1994. Accounts payable - affiliates at March 31, 1995 consists of $50,000 of management fees payable to the Adviser.

  Included in general and administrative expenses for the three months ended March 31, 1995 and 1994 is $7,000 and $10,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

  Also included in general and administrative expenses for the three months ended March 31, 1995 is $1,000, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

                        PAINE WEBBER/CMJ PROPERTIES, LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
     Demand for government subsidized `low-income'' housing continues to exceed the available supply, which allowed occupancy levels at all six of the properties in which the Partnership has invested to be in the high 90s for the quarter ended March 31, 1995. However, the effects on the Partnership's operating property investments of the improving market conditions for multi-family residential properties in general, while positive, are limited by the government restrictions on rental rate increases. With the exception of The Villages at Montpelier Apartments, which has only 20% of its units restricted for low-income housing, cash flow from the properties in which the Partnership has invested is restricted by the Department of Housing and Urban Development ("HUD") and other applicable state housing agencies, which set rental rates for low-income units and require significant cash reserves to be established for future capital improvements. A portion of these replacement reserve escrows are scheduled to be used during 1995 at all six of the properties for both routine and major improvements. Furthermore, a substantial amount of the revenues generated by these properties comes from rental subsidy payments made by federal or state housing agencies. In addition to limiting the cash flow potential under improving market conditions, these features, which are characteristic of all low-income housing properties, limit the pool of potential buyers for these real estate assets. As a limited partner of the local limited partnerships, the Partnership does not control property disposition decisions. At the present time, management is not aware of any plans or intentions of the general partners of these partnerships to sell any of the investment properties in the near future.

     At the present time, all six of the properties in which the Partnership has invested are generating sufficient cash flow from operations to cover their operating expenses and debt service payments, and all properties are generating excess cash flow, a portion of which is being distributed to the Partnership on an annual basis in accordance with the respective regulatory and limited partnership agreements. During 1994, the Partnership received distributions totalling approximately $407,000 from its six limited partnership investments. The distributions received in 1994 represented the available cash flow for distribution as of December 31, 1993, as determined by the general partners of the local limited partnerships in accordance with the partnership, financing and regulatory agreements. Distributions of 1994 cash flow are expected to be made in the second quarter of 1995. The Managing General Partner expects that such distributions will equal or exceed the amount of the prior year distributions. The distributions received in 1994 were more than sufficient to cover the Partnership's management fees and administrative expenses. Given the improvements in cash flow and the strong operating performances of the investment properties in recent years, management began the payment of regular quarterly distributions in 1994 at an annual rate of 2% on original invested capital. The first of such regular distribution payments was made on August 15, 1994 for the quarter ended June 30, 1994. At the present level, annual distributions to the Limited and General Partners would total approximately $177,000. Management intends to maintain distributions at the present level for 1995, unless actual results of operations, economic conditions or other factors differ substantially from the assumptions used in setting the planned distribution rate.

     At March 31, 1995, the Partnership had available cash and cash equivalents of $274,000, which it intends to use for its working capital requirements and for distributions to partners. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the Partnership's real estate investments and from the proceeds received from the sale or refinancing of the properties owned by the local limited partnerships or from the sale of the Partnership's interests in the local limited partnerships. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.


RESULTS OF OPERATIONS

     The Partnership recorded net income of $43,000 for the three months ended March 31, 1995, as compared to net income of $26,000 for the same period in the prior year. The increase in net income is the result of an increase in the Partnership's share of local limited partnerships' income and a decrease in general and administrative expenses. General and administrative expenses declined slightly in the current period mainly due to a reduction in certain costs reimbursable to an affiliate of the Managing General Partner for providing financial, accounting and investor communication services to the Partnership.

     In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership's equity method basis in these properties. Five of the six investments have an equity method basis of zero as of March 31, 1995. The Partnership's recorded share of local limited partnerships' income in the current period consists of income of $103,000 from the Ramblewood Apartments limited partnership. In the same three-month period in the prior year, income of $90,000 from the operations of the Ramblewood Apartments was recorded. The increase in income from the Ramblewood Apartments in the current period is mainly the result of lower operating expenses and real estate taxes. In the aggregate, the combined rental revenues of all six properties remained stable compared to the first quarter of 1994 as a result of steady occupancy rates and government restrictions on rental rate increases at the properties. Combined total expenses of the six operating properties decreased by $51,000, primarily due to a decrease in certain property operating expenses and real estate taxes.


                                    PART II
                               OTHER INFORMATION

Item 1. through 5.            NONE

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:                 NONE

(b) Reports on Form 8-K:

    No reports on Form 8-K have been filed by the registrant during the quarter for which this report is filed.






                        PAINE WEBBER/CMJ PROPERTIES, LP



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             PAINE WEBBER/CMJ PROPERTIES, LP

                             By:   PW SHELTER FUND, INC.
                                Managing General Partner





                              By: /s/ Walter V. Arnold
                                Walter V. Arnold
                                Senior Vice President and
                                Chief Financial Officer



Dated:  May 12, 1995