Form 10-Q
period 1995-06-30
PAINE WEBBER CMJ PROPERTIES LP
filed 1995-08-14
CIK 711393

U. S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                                   FORM 10-Q

    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       OR


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from           to          .


                        Commission File Number:  0-17151


                        PAINE WEBBER/CMJ PROPERTIES, LP
             (Exact name of registrant as specified in its charter)


            Delaware                                      04-2780288
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


265 Franklin Street, Boston, Massachusetts                    02110
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code  (617) 439-8118


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X.   No       .


                        PAINE WEBBER/CMJ PROPERTIES, LP

                                 BALANCE SHEETS
                      June 30, 1995 and December 31, 1994
                                  (Unaudited)
                           (In thousands of dollars)

                                     ASSETS
                                                       June 30      December 31

Cash and cash equivalents                             $     495     $   324
Investments in local limited
  partnerships, at equity                                     -         201
                                                         $  495      $  525

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                            $   99      $    -
Accrued expenses                                              5          14
Partners' capital                                           391         511
                                                         $  495      $  525

                            STATEMENTS OF OPERATIONS
           For the three and six months ended June 30, 1995 and 1994
                                  (Unaudited)
             (In thousands of dollars, except per Unit information)

                                  Three Months Ended        Six Months Ended
                                        June 30,                June 30,
                                    1995      1994          1995      1994
REVENUES:
   Other income from
     local limited partnerships     $100      $ 157         $100      $ 157
   Interest income                     5          3            9          7
                                     105        160          109        164
EXPENSES:
   Management fees                    49         49           99         99
   General and administrative         28         11           42         29
                                      77         60          141        128

Operating income (loss)               28        100          (32)        36

Partnership's share of local
  limited partnerships' income
  (losses)                          (103)       (75)           -         15
NET INCOME (LOSS)                 $  (75)  $     25      $   (32)   $    51

Net income(loss) per Limited
  Partnership Unit                 $(8.53)    $2.79       $ (3.57)    $5.77

Cash distributions per Limited
  Partnership Unit                $  5.00  $      -        $10.00  $      -

The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 8,745 Limited Partnership Units outstanding for each period.










                            See accompanying notes.

                        PAINE WEBBER/CMJ PROPERTIES, LP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                For the six months ended June 30, 1995 and 1994
                                  (Unaudited)
                           (In thousands of dollars)
                                                         General     Limited
                                                         Partner     Partners

Balance at December 31, 1993                             $  (71)      $  573
Net income                                                    1           50
BALANCE AT JUNE 30, 1994                                 $  (70)      $  623

Balance at December 31, 1994                             $   (71)     $  582
Cash distributions                                           (1)         (87)
Net loss                                                       -        (32)
BALANCE AT JUNE 30, 1995                                 $  (72)      $  463

                            STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)
                           (In thousands of dollars)

                                                           1995        1994
Cash flows from operating activities:
   Net income(loss)                                     $    (32)   $     51
   Adjustments to reconcile net income(loss)
     to net cash used for operating activities:
      Other income from local limited partnerships          (100)       (157)
      Partnership's share of local limited
       partnerships' income                                    -         (15)
      Changes in assets and liabilities:
         Accounts payable - affiliates                        99        (105)
         Accrued expenses                                     (9)        (12)
            Total adjustments                                (10)       (289)
            Net cash used for operating activities           (42)       (238)

Cash flows from financing activities:
   Distributions from local limited partnerships             301         407
   Distributions to partners                                 (88)           -
            Net cash provided by financing
             activities                                      213         407

Net increase in cash and cash equivalents                    171         169

Cash and cash equivalents, beginning of period               324         463

Cash and cash equivalents, end of period                  $  495      $  632




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


      Summarized operating results of these local limited partnerships follow:

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
           For the three and six months ended June 30, 1995 and 1994
                           (In thousands of dollars)

                                  Three Months Ended        Six Months Ended
                                      June 30,                  June 30,
                                  1995        1994        1995        1994

   Rental revenues, including
      government subsidies      $ 2,484      $ 2,453     $ 4,947     $ 4,916
   Interest income                   33           21          51          34
                                  2,517        2,474       4,998       4,950

   Property operating expenses    1,396        1,460       2,505       2,615
   Interest expense                 723          731       1,446       1,463
   Depreciation and amortization    306          297         612         595
   Real estate taxes                216          163         367         318
                                  2,641        2,651       4,930       4,991
   Net income (loss)           $   (124)    $   (177) $       68   $     (41)

   Net income (loss):
    Partnership's share of
      combined operations      $   (110)    $   (152) $       55   $     (35)
    Local partners' share of
      combined operations           (14)         (25)         13          (6)
                               $   (124)    $   (177) $       68   $     (41)







              RECONCILIATION OF PARTNERSHIP'S SHARE OF OPERATIONS:


                                  Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                                  1995        1994          1995        1994

   Partnership's share of
    operations,as shown above   $  (110)     $ (152)       $  55    $    (35)
   Losses in excess of
    basis not recognized
   by Partnership                    53          77           61          86
   Income offset with
    prior year unrecognized
    losses                          (46)          -         (116)        (36)
   Partnership's share of
    local limited partnerships'
    income (losses)             $  (103)     $  (75)       $   -    $     15

3. Related Party Transactions

  The Adviser earned basic management fees of $99,000 during each of the six-month periods ended June 30, 1995 and 1994. Accounts payable - affiliates at June 30, 1995 consists of $99,000 of management fees payable to the Adviser.

  Included in general and administrative expenses for the six months ended June 30, 1995 and 1994 is $16,000 and $21,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

  Also included in general and administrative expenses for both of the six-month periods ended June 30, 1995 and 1994 is $1,000 representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

4. Contingencies

  The Partnership is involved in certain legal actions. The General Partner believes these actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

                        PAINE WEBBER/CMJ PROPERTIES, LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Demand for government subsidized `low-income'' housing continues to exceed the available supply, which allowed occupancy levels at all six of the properties in which the Partnership has invested to be in the high 90s for the quarter ended June 30, 1995. However, the effects on the Partnership's operating property investments of the improving market conditions for multi-family residential properties in general, while positive, are limited by the government restrictions on rental rate increases. With the exception of The Villages at Montpelier Apartments, which has only 20% of its units restricted for low-income housing, cash flow from the properties in which the Partnership has invested is restricted by the Department of Housing and Urban Development (`HUD'') and other applicable state housing agencies, which set rental rates for low-income units and require significant cash reserves to be established for future capital improvements. A portion of these replacement reserve escrows are scheduled to be used during 1995 at all six of the properties for both routine and major improvements. Furthermore, a substantial amount of the revenues generated by these properties comes from rental subsidy payments made by federal or state housing agencies. In addition to limiting the cash flow potential under improving market conditions, these features, which are characteristic of all low-income housing properties, limit the pool of potential buyers for these real estate assets. As a limited partner of the local limited partnerships, the Partnership does not control property disposition decisions. At the present time, management is not aware of any plans or intentions of the general partners of these partnerships to sell any of the investment properties in the near future.

     At the present time, all six of the properties in which the Partnership has invested are generating sufficient cash flow from operations to cover their operating expenses and debt service payments, and all properties are generating excess cash flow, a portion of which is being distributed to the Partnership on an annual basis in accordance with the respective regulatory and limited partnership agreements. During 1994, the Partnership received distributions totalling approximately $407,000 from its six limited partnership investments. The distributions received in 1994 represented the available cash flow for distribution as of December 31, 1993, as determined by the general partners of the local limited partnerships in accordance with the partnership, financing and regulatory agreements. Through June 30, 1995, the Partnership has received distributions from 1994 operations totalling approximately $301,000, with additional distributions expected to be received from the Colonial Farms, Quaker Court/Meadows and Marvin Gardens partnerships during the third quarter. As discussed in the Annual Report, given the improvements in cash flow and the strong operating performances of the investment properties in recent years, management began the payment of regular quarterly distributions in 1994 at an annual rate of 2% on original invested capital. At the present level, annual distributions to the Limited and General Partners would total approximately $177,000. Management intends to maintain distributions at the present level for the balance of 1995, unless actual results of operations, economic conditions or other factors differ substantially from the assumptions used in setting the planned distribution rate.

     At June 30, 1995, the Partnership had available cash and cash equivalents of $495,000, which it intends to use for its working capital requirements and for distributions to partners. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the Partnership's real estate investments and from the proceeds received from the sale or refinancing of the properties owned by the local limited partnerships or from the sale of the Partnership's interests in the local limited partnerships.


Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1995

For the three-month period ended June 30, 1995 the Partnership reported a net loss of $75,000 compared to net income of $25,000 in the prior year. The unfavorable change in net operating results for the second quarter of 1995 was the result of a decrease in other income from local limited partnerships of $57,000, an increase in general and administrative expenses of $17,000 and an increase in the Partnership's recorded share of local limited partnership losses of $28,000. Distributions received from investments in limited partnerships with carrying values of zero are recorded as other income in the Partnership's income statement. The decline in other income for the current three-month period results from changes in the timing of the receipt of distributions from the local limited partnerships. General and administrative expenses increased mainly as a result of the over accrual of certain professional fees as of December 31, 1993 which was reversed in the prior period. As discussed further in the Notes to the Financial Statements, losses in excess of the investment in individual local limited partnerships are not recognized currently, but rather, are offset against future earnings from such entities. The Partnership's share of losses from local limited partnerships represents the allocable losses of only the Ramblewood partnership in both the current and prior three-month periods. Losses from the Ramblewood partnership increased for the current three-month period mainly due to an increase in real estate taxes. Overall combined results for the six local limited Partnerships improved over the same three-month period in the prior year due to a slight increase in revenues and a decline in repairs and maintenance expenses.

Six Months Ended June 30, 1995

     The Partnership recorded a net loss of $32,000 for the six months ended June 30, 1995, as compared to net income of $51,000 for the same period in the prior year. The unfavorable change in net operating results for the six months ended June 30, 1995 was the result of a decrease in other income from local limited partnerships of $57,000, an increase in general and administrative expenses of $13,000 and a decrease in the Partnership's recorded share of local limited partnership's income of $15,000. The decline in other income for the current six-month period results from changes in the timing of the receipt of distributions from the local limited partnerships. General and administrative expenses increased mainly as a result of the over accrual of certain professional fees as of December 31, 1993 which was reversed in the prior period. As discussed further in the Notes to the Financial Statements, losses in excess of the investment in individual local limited partnerships are not recognized currently, but rather, are offset against future earnings from such entities. The Partnership's share of local limited partnerships' income for the six months ended June 30, 1994 represented the allocable income of the Ramblewood partnership; the only investment which still had a positive equity method carrying value as of June 30, 1994. For the six months ended June 30, 1995, the Ramblewood partnership generated a net loss, of which the Partnership's allocable share amounted to $5,000. However, during the quarter ended June 30, 1995 the carrying value of the Ramblewood investment was reduced to zero as a result of the Partnership's receipt of a cash distribution from the local limited partnership. As a result, the Partnership did not recognize the loss from the Ramblewood partnership for the current six-month period. The unfavorable change in the net operating results of the Ramblewood partnership for the current six-month period resulted mainly from an increase in real estate
taxes.   Overall combined results for the six local limited Partnerships improved over the same six-month period in the prior year due to a slight increase in revenues and a decline in repairs and maintenance expenses.


                                    PART II
                               OTHER INFORMATION



Item 1. Legal Proceedings

    In November 1994, a series of purported class actions (the "New York
Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation. Refer to the description of the claims in the prior quarterly report for further information. The General Partners continue to believe that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

Item 2 through 5.          NONE

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



Dated:  August 11, 1995