Form 10-Q
period 1995-09-30
PAINE WEBBER CMJ PROPERTIES LP
filed 1995-11-13
CIK 711393

U. S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                                   FORM 10-Q

    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

                        PAINE WEBBER/CMJ PROPERTIES, LP

                                 BALANCE SHEETS
                    September 30, 1995 and December 31, 1994
                                  (Unaudited)
                           (In thousands of dollars)

                                     ASSETS
                                            September 30        December 31

Cash and cash equivalents                   $    535            $    324
Investments in local limited
  partnerships, at equity                         68                 201
                                           $     603            $    525

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates              $     149            $      -
Accrued expenses                                  10                  14
Partners' capital                                444                 511
                                           $     603           $     525

                              STATEMENTS OF INCOME
        For the three and nine months ended September 30, 1995 and 1994
                                  (Unaudited)
             (In thousands of dollars, except per Unit information)

                            Three Months Ended           Nine Months Ended
                               September 30,                 September 30,
                                1995       1994           1995           1994
REVENUES:
  Other income from
   local limited
   partnerships             $     80   $      -         $    180        $  157
  Interest income                  7         7                16            15
                                  87         7               196           172
EXPENSES:
  Management fees                 50        50               149           149
  General and
   administrative                 21        23                63            53
                                  71        73               212           202

Operating income (loss)           16       (66)              (16)          (30)

Partnership's share of
  local limited
   partnerships' income           81        92                81           107
NET INCOME                  $     97   $    26           $    65       $    77

Net income per Limited
  Partnership Unit            $11.09     $2.90            $ 7.49         $8.67

Cash distributions per
  Limited Partnership Unit  $   5.00     $5.00            $15.00         $5.00

The above net income and cash distributions per Limited Partnership Unit are based upon the 8,745 Limited Partnership Units outstanding for each period.


                            See accompanying notes.

                        PAINE WEBBER/CMJ PROPERTIES, LP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
             For the nine months ended September 30, 1995 and 1994
                                  (Unaudited)
                           (In thousands of dollars)

                                                General      Limited
                                                Partner     Partners

Balance at December 31, 1993                    $ (71)       $  573
Cash distributions                                 (1)          (44)
Net income                                          1            76
BALANCE AT SEPTEMBER 30, 1994                   $ (71)       $  605

Balance at December 31, 1994                   $  (71)       $  582
Cash distributions                                 (1)         (131)
Net income                                          1            64
BALANCE AT SEPTEMBER 30, 1995                  $  (71)        $ 515


                            STATEMENTS OF CASH FLOWS
             For the nine months ended September 30, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)
                           (In thousands of dollars)

                                                         1995           1994
Cash flows from operating activities:
  Net income                                          $      65       $   77
  Adjustments to reconcile net income
    to net cash used for operating activities:
     Other income from local limited partnerships          (180)        (157)
     Partnership's share of local limited
      partnerships' income                                  (81)        (107)
     Changes in assets and liabilities:
       Accounts payable - affiliates                        149          (56)
          Accrued expenses                                   (4)          (8)
          Total adjustments                                (116)        (328)
          Net cash used for operating activities            (51)        (251)

Cash flows from investing activities:
  Distributions from local limited partnerships             395          407

Cash flows from financing activities:
  Distributions to partners                                (133)         (44)

Net increase in cash and cash equivalents                   211          112

Cash and cash equivalents, beginning of period              324          463

Cash and cash equivalents, end of period                $   535       $  575


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

      Summarized operating results of these local limited partnerships follow:

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
        For the three and nine months ended September 30, 1995 and 1994
                           (In thousands of dollars)

                                 Three Months Ended    Nine Months Ended
                                    September 30,          September 30,
                                  1995         1994       1995      1994

  Rental revenues, including
     government subsidies       $  2,447    $ 2,465      $ 7,394   $ 7,381
  Interest income                     26         19           77        53
                                   2,473      2,484        7,471     7,434

  Property operating expenses      1,292      1,161        3,797     3,776
  Interest expense                   721        731        2,167     2,194
  Depreciation and amortization      306        298          918       893
  Real estate taxes                  131        125          498       443
                                   2,450      2,315        7,380     7,306
  Net income                      $   23    $   169      $    91  $    128

  Net income:
   Partnership's share of
     combined operations          $   17    $   149      $    72   $   114
   Local partners' share of
     combined operations               6         20           19        14
                                  $   23    $   169      $    91   $   128




              RECONCILIATION OF PARTNERSHIP'S SHARE OF OPERATIONS:


                                  Three Months Ended    Nine Months Ended
                                      September 30,        September 30,
                                   1995        1994        1995       1994

  Partnership's share
   of operations,
   as shown above                  $    17     $ 149    $    72    $  114
  Losses in excess of basis not
   recognized by Partnership            64         -         88        79

  Income offset with prior year
   unrecognized losses                  -        (57)       (79)      (86)
  Partnership's share of
   local limited
   partnerships' income            $    81   $    92    $    81    $  107

3. Related Party Transactions

  The Adviser earned basic management fees of $149,000 during each of the nine-month periods ended September 30, 1995 and 1994. Accounts payable - affiliates at September 30, 1995 consists of $149,000 of management fees payable to the Adviser.

  Included in general and administrative expenses for the nine months ended September 30, 1995 and 1994 is $24,000 and $28,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

  Also included in general and administrative expenses for the nine months ended September 30, 1995 and 1994 is $2,000 and $1,000, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

4. Contingencies

  The Partnership is involved in certain legal actions. The Managing General Partner believes these actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

                        PAINE WEBBER/CMJ PROPERTIES, LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     Occupancy levels at all six of the properties in which the Partnership has invested remained in the mid - to - high 90% range for the quarter ended September 30, 1995. However, the effects on the Partnership's operating investments of the improving market conditions for multi-family residential properties in general, while positive, are limited by the government restrictions on rental rate increases which apply to all six of the Partnership's operating properties. With the exception of The Villages at Montpelier Apartments, which has only 20% of its units restricted for low-income housing, cash flow from the properties in which the Partnership has invested is restricted by the Department of Housing and Urban Development (`HUD'') and other applicable state housing agencies, which set rental rates for low-income units and require significant cash reserves to be established for future capital improvements. A portion of these replacement reserve escrows are scheduled to be used during 1995 at all six of the properties for both routine and major improvements. Furthermore, a substantial amount of the revenues generated by these properties comes from rental subsidy payments made by federal or state housing agencies. In addition to limiting the cash flow potential under improving market conditions, these features, which are characteristic of all low-income housing properties, limit the pool of potential buyers for these real estate assets. As a limited partner of the local limited partnerships, the Partnership does not control property disposition decisions. At the present time, management is not aware of any plans or intentions of the general partners of these partnerships to sell any of the investment properties in the near future.

     At the present time, all six of the properties in which the Partnership has invested are generating sufficient cash flow from operations to cover their operating expenses and debt service payments, and all properties are generating excess cash flow, a portion of which is being distributed to the Partnership on an annual basis in accordance with the respective regulatory and limited partnership agreements. During 1994, the Partnership received distributions totalling approximately $407,000 from its six limited partnership investments. The distributions received in 1994 represented the available cash flow for distribution as of December 31, 1993, as determined by the general partners of the local limited partnerships in accordance with the partnership, financing and regulatory agreements. Through September 30, 1995, the Partnership has received distributions from 1994 operations totalling approximately $395,000, which includes distributions from five of the six local limited partnerships. Management of the Colonial Farms limited partnership has yet to make a distribution of 1994 excess cash flow because it has been evaluating the future maintenance and capital improvement requirements of the operating property. A small additional distribution may be received from the Colonial Farms partnership during the fourth quarter pending the outcome of the analysis. As discussed in the Annual Report, given the improvements in cash flow and the strong operating performances of the investment properties in recent years, management began the payment of regular quarterly distributions in 1994 at an annual rate of 2% on original invested capital. At the present level, annual distributions to the Limited and General Partners total approximately $177,000. Management intends to maintain distributions at the present level for the balance of 1995, unless actual results of operations, economic conditions or other factors differ substantially from the assumptions used in projecting the planned distribution rate.

     At September 30, 1995, the Partnership had available cash and cash equivalents of $535,000, which it intends to use for its working capital requirements and for distributions to partners. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the Partnership's real estate investments and from the proceeds received from the sale or refinancing of the properties owned by the local limited partnerships or from the sale of the Partnership's interests in the local limited partnerships. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.



RESULTS OF OPERATIONS

Three Months Ended September 30, 1995

For the three-month period ended September 30, 1995, the Partnership reported net income of $97,000 compared to net income of $26,000 in the prior year. The favorable change in net operating results for the third quarter of 1995 was the result of an increase in other income from local limited partnerships of $80,000, which was partially offset by a decrease in the Partnership's recorded share of local limited partnership's income of $11,000. Distributions received from investments in limited partnerships with carrying values of zero are recorded as other income in the Partnership's income statement. The increase in other income for the current three-month period resulted from a change in the timing of the receipt of distributions from certain of the local limited partnerships. As discussed further in the Notes to the Financial Statements, losses in excess of the investment in individual local limited partnerships are not recognized currently, but rather, are offset against future earnings from such entities. The Partnership's share of income from local limited partnerships represents the allocable income of only the Ramblewood partnership in both the current and prior three-month periods. Income from the Ramblewood partnership decreased for the current three-month period mainly due to an increase in real estate taxes. Overall combined results for the six local limited partnerships declined over the same three-month period in the prior year due to an increase in property operating expenses, principally maintenance and housing agency reimbursements, along with slight increases in real estate taxes and depreciation and amortization expense.

Nine Months Ended September 30, 1995

     The Partnership recorded net income of $65,000 for the nine months ended September 30, 1995, as compared to net income of $77,000 for the same period in the prior year. The unfavorable change in net operating results for the nine months ended September 30, 1995 was the result of an increase in general and administrative expenses of $10,000 and a decrease in the Partnership's recorded
share of local limited partnerships' income of $26,000.   General and
administrative expenses increased mainly as a result of the over accrual of certain professional fees as of December 31, 1993 which was reversed in the prior period. As discussed further in the Notes to the Financial Statements, losses in excess of the investment in individual local limited partnerships are not recognized currently, but rather, are offset against future earnings from such entities. The Partnership's share of local limited partnerships' income for the nine months ended September 30, 1994, of $107,000, represented the allocable income of the Ramblewood partnership; the only one of the Partnership's investments which still has a positive equity method carrying value. For the nine months ended September 30, 1995, the Ramblewood partnership generated net income of which the Partnership's allocable share amounted to $81,000. The unfavorable change in the net operating results of the Ramblewood partnership for the current nine-month period resulted mainly from an increase
in real estate taxes.   Overall combined results for the six local limited
partnerships declined over the same nine-month period in the prior year due to slight increases in real estate taxes and depreciation and amortization expense, which were partially offset by a small decline in interest expense and a slight increase in revenues.


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



Dated:  November 13, 1995