Form 10-K405
period 1995-12-31
PAINE WEBBER CMJ PROPERTIES LP
filed 1996-04-15
CIK 711393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

    X              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   FOR FISCAL YEAR ENDED: DECEMBER 31, 1995

                                      OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from to .

                       Commission File Number: 0-17151

                        PAINE WEBBER/CMJ PROPERTIES LP
            (Exact name of registrant as specified in its charter)

          Delaware                                            04-2780288
(State of organization)                                     (I.R.S.Employer
                                                         Identification  No.)

265 Franklin  Street,   Boston, Massachusetts                       02110
(Address of principal executive office)                          (Zip Code)

Registrant's telephone number, including area code (617) 439-8118

Securities registered pursuant to Section 12(b) of the Act:
                                                   Name of each exchange on
Title of each class                                      which registered
       None                                                      None

Securities registered pursuant to Section 12(g) of the Act:

                    UNITS OF LIMITED PARTNERSHIP INTEREST
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.
                     DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                   Form 10-K Reference
Prospectus of registrant dated                              Part IV
May 25, 1983, as supplemented

                       PAINE WEBBER/CMJ PROPERTIES, LP
                                1995 FORM 10-K

                               TABLE OF CONTENTS

Part   I                                                                Page

Item  1           Business                                              I-1

Item  2           Properties                                            I-3

Item  3           Legal Proceedings                                     I-3

Item  4           Submission of Matters to a Vote of Security Holders   I-4

Part  II

Item  5           Market for the Partnership's  Limited Partnership
                  Interests and Related Security Holder Matters        II-1

Item  6           Selected Financial Data                              II-1

Item  7           Management's Discussion and Analysis of Financial
                  Condition  and Results of Operations                 II-2

Item  8           Financial Statements and Supplementary Data          II-5

Item  9           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                  II-5

Part III

Item 10           Directors and Executive Officers of the Partnership III-1

Item 11           Executive Compensation                              III-3

Item 12           Security   Ownership  of  Certain   Beneficial
                  Owners  and Management                              III-3

Item 13           Certain Relationships and Related Transactions      III-3

Part  IV

Item 14           Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                  IV-1

Signatures                                                             IV-2

Index to Exhibits                                                      IV-3

Financial Statements and Supplementary Data                     F-1 to F-74

                                    PART I

Item 1.  Business

     Paine Webber/CMJ Properties, LP (the "Partnership") is a limited partnership formed in December 1982 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing in a portfolio of local limited partnerships owning apartment projects which receive governmental assistance in the form of low interest rate mortgages and rent subsidies. The Partnership sold $8,745,000 in Limited Partnership units (8,745 units at $1,000 per unit) from May 1983 to April 1984, pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933 (Registration No. 2-81003). In addition, the Initial Limited Partner contributed $1,000 for one unit (a "Unit") of Limited Partnership Interest. Limited Partners will not be required to make any additional capital contributions.

     As of December 31, 1995, the Partnership owned, through local limited partnerships, interests in six apartment properties as set forth in the following table:

                                                                  Percent
Name of Local                                                     Interest in
Limited Partnership                               Date of         Local
Limited Name of Property                          Acquisition     Partnership
Location                            Size          of Interest     (1) (2)
- -------------------------           ----          -----------     ------------

Fawcett's Pond
  Apartments Company
Village at Fawcett's Pond          100            6/30/83            95%
Hyannis, Massachusetts             units

Quaker Meadows
  Apartments Company
Quaker Court and The Meadows       104            6/30/83            95%
Lynn, Massachusetts                units

South Laurel Apartments
  Limited Partnership
Villages at Montpelier             520            6/30/83            85%
Laurel, Maryland                   units

Marvin Gardens Associates
Marvin Gardens                     37             7/29/83            95%
Cotati, California                 units

Colonial Farms Ltd.
Colonial Farms                     100            7/29/83            95%
Modesto, California                units

Holbrook Apartments Company
Ramblewood Apartments              170            8/30/83            85%
Holbrook, Massachusetts            units

(1) The Partnership owns limited partnership interests in the local limited partnerships owning the apartment properties and improvements.

(2) See Notes to the Financial Statements filed with this Annual Report for current outstanding mortgage balances and a description of the long-term mortgage indebtedness collateralized by the operating property investments of the local limited partnerships and for a description of the local limited partnership agreements through which the Partnership has acquired these real estate interests.

     The Partnership's original investment objectives were to invest the net cash proceeds from the offering of limited partnership units in rental apartment properties receiving various forms of federal, state or local assistance with the goals of providing:

(1)  tax losses from deductions generated by investments;
(2)  capital preservation;
(3)  potential capital appreciation; and
(4) potential future cash distributions from operations (on a limited basis), or from the sale or refinancing of the projects owned by the local limited partnerships, or from the sale of interests in the local limited partnerships.

     The Partnership has generated tax losses since inception. However, the benefits of such losses to investors have been significantly reduced by changes in federal income tax law subsequent to the organization of the Partnership. The Partnership continues to retain an ownership interest in all six of its original operating investment properties. As of December 31, 1995, all of the properties are generating sufficient cash flow from operations to cover their operating expenses and debt service payments, and all properties are generating excess cash flow, a portion of which is being distributed to the Partnership on an annual basis in accordance with the respective regulatory and limited partnership agreements. Given the improvements in cash flow and the strong operating performances of the investment properties in recent years, management instituted a program of regular quarterly distributions in 1994 at an annual rate of 2% on original invested capital. Annual distributions to the Limited and General Partners totalled $177,000 during 1995. Management intends to maintain distributions at the present level for 1996 unless actual results of operations, economic conditions or other factors differ substantially from the assumptions used in setting the planned distribution rate.

     The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final sales of its investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final disposition, which cannot presently be determined. Because of the government restrictions on rental revenues and the related capital expenditure reserve requirements and cash flow distribution limitations, there is a limited number of potential buyers in the market for government subsidized, low-income housing properties such as the Partnership has invested in. Furthermore, the current uncertainty regarding potential future reductions in the level of federal government assistance for these programs may further restrict the properties' marketability. Accordingly, management does not expect the General Partners of the local limited partnerships, which receive management fee revenues from the properties, to attempt to sell any of the properties in the near term. As discussed further in
Item  7,  as  a  limited  partner  in  the  local  limited   partnerships,   the
Partnership's ability to influence major business decisions, including any decision to sell the properties is restricted under the terms of the agreements.

     All of the properties owned by the local limited partnerships in which the Partnership invested are located in real estate markets in which they face competition for the revenues they generate. The Partnership's apartment complexes, which are all government-assisted, low-income housing facilities, compete with several projects of similar type generally on the basis of price, location and amenities. The tenants at the Partnership's apartment properties are not as likely to be candidates for single-family home ownership as tenants of non-subsidized properties would be. Therefore, competition from the single family home market is not a significant factor.

     The Partnership is engaged solely in the business of real estate investment, therefore, presentation of information about industry segments is not applicable. The Partnership has no real estate investments located outside the United States.

     The Partnership has no employees; it has, however, entered into an Advisory Contract with PaineWebber Properties Incorporated (the "Adviser"), which is responsible for the day-to-day operations of the Partnership. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated (PWI), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber").

     The Managing General Partner of the Partnership is PW Shelter Fund, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by the Adviser. The associate general partner is Properties Associates (the "Associate General Partner"), a Massachusetts general partnership, certain general partners of which are also officers of the Adviser and the Managing General Partner.

     The terms of transactions between the Partnership and affiliates of the Managing General Partner of the Partnership are set forth in Items 11 and 13 below to which reference is hereby made for a description of such terms and transactions.

Item 2.  Properties

     The Partnership has acquired interests in six operating properties through investing in local limited partnerships. The local limited partnerships and related properties are referred to under Item 1 above to which reference is made for the description, name, location, and ownership interest in each property.

      Occupancy figures for each quarter during 1995, along with an average for the year, are presented below for each property:


                                        Percent Occupied At
                                                                        1995
                                    3/31/95  6/30/95  9/30/95  12/31/95Average
                                    -------  -------  -------  -------- ------

Village at Fawcett's Pond
 Apartments                         100%     100%      100%      99%    100%

Quaker Court and The Meadows        100%      99%       99%      99%     99%

Villages at Montpelier Apartments    96%      96%       93%      94%     95%

Marvin Gardens Apartments           100%     100%       99%     100%    100%

Colonial Farms Apartments            96%      98%       98%      98%     98%

Ramblewood Apartments                98%      99%       98%      99%     99%

Item 3.  Legal Proceedings

     As previously disclosed, in November 1994 PaineWebber Shelter Fund, Inc. and Properties Associates, L.P., the General Partners of the Partnership, were named as defendants in a class action lawsuit filed in the United States District court for the Southern District of New York against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's sale of 70 direct investment offerings, including the offering of interests in the Partnership. The amended complaint in the New York Limited Partnership Actions alleges that, in connection with the sale of units of limited partnership interests in the Partnership, the defendants (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in the Partnership also alleged that following the sale of the Partnership interests, the defendants misrepresented financial information about the Partnership's value and performance. The amended complaint also alleges that the defendants violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the Partnership, as well as disgorgement of all fees and other income derived by PaineWebber from the Partnership. In addition, the plaintiffs also sought treble damages under RICO. In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in this class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the court to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to unitholders in PaineWebber/CMJ Properties LP. Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with this class action litigation. At the present time, the General Partners are unable to estimate the impact, if any, that the resolution of this litigation may have on the Partnership's financial statements, taken as a whole.

     In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages. The eventual outcome of this litigation and the potential impact, if any, on the Partnership's unitholders cannot be determined at the present time.

     The Partnership and the local limited partnerships are not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                                    PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

      At December 31, 1995 there were 902 record holders of Units in the Partnership. There is no public market for the Units, and it is not anticipated that a public market for Units will develop. The Managing General Partner will not redeem or repurchase Units.

      Reference is made to Item 6 below for a discussion of the amount of cash distributions made to the Limited Partners during 1995.

Item 6.  Selected Financial Data

                       Paine Webber/CMJ Properties, LP
                     (In thousands, except per Unit data)

                                      Years Ended December 31,
                            1995        1994        1993     1992      1991
                            ----        ----        ----     ----      ----

Revenues                  $  244       $  179     $  293   $  208    $  128

Expenses                  $  288       $  268     $  289   $  285    $  287

Partnership's share
 of local limited
 partnerships' income     $  174       $  186     $  203   $  162    $  155

Net income (loss)         $  130       $   97     $  207   $   85    $   (4)

Cash distributions per
 Limited
 Partnership Unit         $20.00       $10.00          -        -         -

Net income (loss) per
 Limited
 Partnership Unit         $14.75      $11.01      $23.45    $9.63    $(0.45)

Total assets              $  486      $  525     $   729    $ 519    $  801


     (a) The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

     (b) The above per Limited Partnership Unit information is based upon the 8,746 Limited Partnership Units outstanding during each year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      The Partnership offered limited partnership interests to the public from May 1983 to April 1984 pursuant to a Registration Statement filed under the Securities Act of 1933. The Partnership received gross proceeds of $8,746,000, and after deducting selling expenses and offering costs, the Partnership invested approximately $6,960,000 in six local limited partnerships owning housing projects that receive various forms of federal, state or local assistance and that may be classified as "low-income housing" under the Internal Revenue Code. The Partnership does not have any commitments for additional capital expenditures or investments.

     Throughout the country the market for multi-family residential properties continued its trend of gradual improvement during 1995 as the ongoing absence of significant new construction activity allowed for further improvement in market occupancy and rental rates. The effects of the gradually improving market conditions on the Partnership's operating property investments, while positive, are limited by the government restrictions on rental rate increases to which the properties are subject. With the exception of The Villages at Montpelier Apartments, which has only 20% of its units restricted for low-income housing, cash flow from the properties in which the Partnership has invested is restricted by the Department of Housing and Urban Development ("HUD") and other applicable state housing agencies, which set rental rates for low-income units and require significant cash reserves to be established for future capital improvements. In addition, a substantial amount of the revenues generated by these properties comes from rental subsidy payments made by federal or state housing agencies. These features, which are characteristic of all subsidized low-income housing properties, significantly limit the pool of potential buyers for these real estate assets. Furthermore, the current uncertainty regarding potential future reductions in the level of federal government assistance for these programs may further restrict the properties' marketability. Accordingly, management does not expect the general partners of the local limited partnerships, which receive management fee revenues from the properties, to attempt to sell any of the properties in the near term. As a limited partner of the local limited partnerships, the Partnership does not control property disposition decisions. The partnership agreements state that the limited partner may cause the sale of the assets of the local limited partnerships subsequent to June 30, 1995, but not earlier than one year after it has given written notice to the operating general partner of its intent to cause such sale, and only if, during such one year period, the operating general partner does not cause the sale of such assets. If the operating general partner has not caused the assets of the partnership to be sold within such one year period the limited partner may cause such sale, but only after it has offered to sell such assets to the operating general partner, and either the operating general partner does not accept such offer within 90 days of receiving it, or the operating general partner does not complete the sale in accordance with such offer after accepting the terms.

     All six of the Partnership's operating investment properties receive rental subsidy payments from the federal government under Section 8 of the National Housing Act. With the exception of The Villages at Montpelier Apartments, the subsidy agreements covering the operating investment properties do not expire for another 5 to 7 years. The subsidy agreement covering the 20% portion of The Villages at Montpelier Apartments is scheduled to expire in July 1997. Based on current market conditions, in the event that the agreement is not renewed, management believes that the units currently designated as low-income units could be re-leased at market rates which would keep the total revenues of the local limited partnership relatively unchanged from the current subsidized level. In addition, if the market for conventional multi-family apartment properties remains strong over the next 18 months, the expiration of the rental subsidy agreement at The Villages at Montpelier Apartments could enhance the property's marketability for a potential sale to a third-party. However, there are no assurances that the market conditions will remain strong over this period. If conditions were to deteriorate, The Villages at Montpelier Apartments could experience declines in occupancy and revenues upon the expiration of the subsidy agreement. It is uncertain at this time, what operating decisions and strategic actions the general partner of the local limited partnership will make concerning the expiration of this subsidy agreement. For the five properties which contain 100% low-income housing units, the government subsidy payments range from 75% to 82% of the total revenues of the related local limited partnerships. At the present time, certain legislative initiatives and governmental budget negotiations could result in a reduction in funds available for the various HUD-administered housing programs and new limitations on increases in subsidized rent levels. Such changes could adversely impact the net operating income generated by the local limited partnerships. In light of the uncertainty regarding the near term prospects for government assisted, low-income housing and the restrictions on the Partnership's ability to cause a sale of the operating properties, and since the properties are currently generating a stable, self-sustaining cash flow stream, management does not have any plans, at the present time, to initiate the sale process under the terms of the agreements described above. In addition, as noted above, management is not aware of any plans or intentions of the general partners of these partnerships to sell any of the investment properties in the near future.

     During 1995, all six of the properties in which the Partnership has invested generated sufficient cash flow from operations to cover their operating expenses and debt service payments, and all properties generated excess cash flow, a portion of which will be distributed to the Partnership during 1996 in accordance with the respective regulatory and limited partnership agreements. The Partnership received distributions totalling $435,000 in 1995 ($407,000 in
1994) from its six limited partnership investments. The distributions received in the current year represent the available cash flow for distribution as of December 31, 1994, as determined by the general partners of the local limited partnerships in accordance with the partnership, financing and regulatory agreements. Distributions of 1995 cash flow will generally be made in the second quarter of 1996 and are expected to be at approximately the same level as the current year distributions. The distributions received in 1995 were more than sufficient to cover the Partnership's management fees and administrative expenses, which totalled $288,000, and enabled the Partnership to continue its program of regular quarterly distributions to the Limited and General Partners. During 1995, annual distributions to the Limited and General Partners totalled $177,000. Management intends to maintain distributions at the present level for 1996, unless actual results of operations, economic conditions or other factors differ substantially from the assumptions used in setting the planned distribution rate.

      At December 31, 1995, the Partnership had available cash and cash equivalents of approximately $325,000, which it intends to use for its working capital requirements and for distributions to partners. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the Partnership's real estate investments and from the proceeds received from the sale or refinancing of the properties owned by the local limited partnerships. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
1995 Compared to 1994

     The Partnership recorded net income of $130,000 for the year ended December 31, 1995, as compared to net income of $97,000 for 1994. The increase in net income of $33,000 is mainly the result of an increase in other income from local limited partnerships of $64,000. Distributions from the local limited partnerships are recorded as income for those investments for which the
Partnership's equity method carrying value has been reduced to zero. Distributions totalling $221,000 from five partnerships were recorded as other income in the year ended December 31, 1995, as compared to $157,000 from the same five partnerships for 1994. The favorable change in other income from local limited partnerships was partially offset by an increase of $20,000 in the Partnership's general and administrative expenses in 1995.

      In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership's equity method basis in these properties. Five of the Partnership's six investments had an equity method basis of zero as of December 31, 1995 and 1994. Distributions from the Holbrook Apartments Company (Ramblewood Apartments), the only remaining investment which still has a positive equity method carrying value, are recorded as reductions of the investment carrying value and totalled $214,000 and $250,000 for 1995 and 1994, respectively. Distributions from the other five limited partnerships increased by $64,000 in 1995, as reflected in the change in other income. This increase results primarily from an increase of $47,000 in distributions from The Villages at Montpelier Apartments, which, as noted above, is the only one of the Partnership's properties which is not 100% low-income housing. The distributions received in 1995 reflect the available cash flow from 1994 operations.

     The Partnership's recorded share of local limited partnerships' income in the current year consists of income of $174,000 from the Ramblewood Apartments limited partnership, as compared to income of $186,000 from the same partnership in 1994. Net income was down slightly at Ramblewood, mainly due to increases in salaries expense and real estate taxes. Overall, an increase in combined property operating expenses of $282,000 for the six local limited partnerships exceeded the increase in combined revenues of $75,000. Occupancy levels remained high throughout the year with the 1995 average occupancy above 95% at all properties. Revenues were up at all properties except at The Villages at Montpelier Apartments. At The Villages at Montpelier Apartments, revenues decreased slightly during 1995 due to a temporary decline in occupancy experienced in the third quarter. Occupancy at The Villages at Montpelier Apartments averaged 95% for 1995, but dropped to 91% in August 1995 as a result of management's efforts to increase rental rates for the market-rate units. Management stepped up its marketing efforts in conjunction with the rate increases. After the initial decline in occupancy, the marketing efforts are generating positive results as the occupancy level has recovered and the number of prospective tenants visiting the property has increased. Expenses in general were up at all of the local limited partnerships as repairs and maintenance expenses run high at these properties due to a combination of their ages, applicable regulatory requirements and management's operating philosophy. Such expenses do, however, fluctuate from year to year.

1994 Compared to 1993

      For the year ended December 31, 1994, the Partnership recorded net income of $97,000, as compared to net income of $207,000 for the prior year. The decrease in net income was the result of a decrease in other income from local limited partnerships and a decrease in the Partnership's share of local limited partnerships' income. These unfavorable changes in net income were offset, in part, by a decrease in general and administrative expenses of $21,000 for 1994.

      Five of the six investments had an equity method basis of zero as of December 31, 1994 and 1993. Other income from local limited partnerships reflects cash distributions received from investments which have an equity method basis of zero. Distributions from the Holbrook Apartments Company (Ramblewood Apartments), the only remaining investment which had a positive equity method carrying value, are recorded as reductions of the investment carrying value and totalled $250,000 and $204,000 for 1994 and 1993, respectively. Distributions from the other five limited partnerships declined by $123,000 in 1994, as reflected in the change in other income. This decrease resulted primarily from a decline in distributions from the Fawcett's Pond limited partnership of $54,000 and a drop in distributions from The Villages at Montpelier Apartments of $76,000. The distributions received in 1994 reflect the available cash flow from 1993 operations. The decline in distributions from these two properties primarily related to certain extraordinary maintenance projects completed in 1993. The Partnership's recorded share of local limited partnerships' income in 1994 consisted of income of $186,000 from the Ramblewood Apartments limited partnership. In the prior year, income of $206,000 from the operations of the Ramblewood Apartments was recorded in addition to a loss of $3,000 from the Colonial Farms limited partnership. The carrying value of the Partnership's investment in Colonial Farms was reduced to zero during 1993. The decrease in income from the Ramblewood Apartments in 1994 is mainly the result of higher management fees and real estate tax expenses.

     In the aggregate, rental revenues increased at five of the six investment properties during 1994. The combined total rental revenues increased by $218,000, with the largest increase occurring at The Villages at Montpelier Apartments. Occupancy levels remained stable throughout 1994 at the Fawcett's Pond, Marvin Gardens, Quaker Court and Meadows and Ramblewood properties. At Colonial Farms, revenues decreased slightly during 1994 due to a temporary decline in occupancy experienced in the second and third quarters. Occupancy at Colonial Farms averaged 99% for 1993. Average occupancy for 1994 declined to 96%, although the property had rebounded to 98% as of December 31, 1994. The increase in revenues at The Villages at Montpelier Apartments was primarily attributable to the increase in the average occupancy of the property, from 89% for 1993 to 93% for 1994. In addition, management was able to reduce the level of concessions used to attract tenants throughout 1994. In addition to the improvement in revenues, the combined total expenses of the six operating properties decreased by $201,000 in 1994, primarily due to a decrease in repairs and maintenance expenses at certain of the properties. Several nonrecurring maintenance projects were completed at the properties during 1993. In general, repairs and maintenance expenses run high at these properties due to a combination of their ages, applicable regulatory requirements and management's operating philosophy. Such expenses do, however, fluctuate from year to year.

1993 Compared to 1992

      The Partnership recorded net income of $207,000 for the year ended December 31, 1993, as compared to net income of $85,000 for the prior year. The increase in net income of $122,000 was mainly the result of an increase in the Partnership's share of local limited partnerships' income of $42,000 and an increase in other income from local limited partnerships of $88,000. Distributions from the local limited partnerships are recorded as income for those investments for which the Partnership's equity method carrying value has been reduced to zero. Distributions totalling $280,000 were recorded as other income in the year ended December 31, 1993, as compared to $192,000 for 1992. The increase in other income resulted from the increase in the level of distributions from 1992 property operations, as well as the fact that the Colonial Farms investment carrying value was reduced to zero during 1993.

      The Partnership's recorded share of local limited partnerships' income for the year ended December 31, 1993 consisted of income of $206,000 from the Ramblewood Apartments limited partnership and a loss of $3,000 from the Colonial Farms Limited Partnership. In 1992, the Partnership recorded income from the Ramblewood and Colonial Farms partnerships in the amounts of $112,000 and $50,000, respectively. The increase in income from the Ramblewood Apartments was the result of an increase in rental income coupled with a decline in operating expenses. The increase in revenues was mainly due to improved rental rates. The decline in operating expenses was primarily due to a decrease in repairs and maintenance expenses and real estate taxes. Colonial Farms reported a slight decrease in revenues, coupled with an increase in property operating expenses. The increase in the Colonial Farm property operating expenses in 1993 resulted from an increase in repairs and maintenance costs and a non-recurring expense resulting from the settlement of an ongoing dispute. During 1993, the limited partnership refunded $147,000 of prior year excess rent subsidy income to The California Housing Finance Agency in final settlement of a dispute regarding the terms of the regulatory agreement. As of December 31, 1993, the Partnership's investments in Fawcett's Pond, Quaker/Meadows, Marvin Gardens, Colonial Farms, and Villages at Montpelier had equity method carrying values of zero and accumulated losses of approximately $179,000, $1,058,000, $127,000, $155,000 and
$262,000, respectively.

      In the aggregate, the revenues increased at three of the six properties in the year ended December 31, 1993. Rental rate increases pertaining to the Partnership's government-assisted low-income housing apartments are set by HUD and other applicable state housing agencies and are limited by law to 5% annually. Three of the investment properties with 100% of the units designated for low-income tenants achieved rental revenue increases during 1993 of between 2% and 5%. The combined total expenses of the six properties increased by $394,000, or 4%, in 1993 primarily due to an increase in certain property operating expenses (principally repairs and maintenance). The increase in property operating expenses was partially offset by a decrease in interest expense at the Marvin Gardens and Colonial Farms limited partnerships. During 1992, the interest rates on the mortgage debts secured by the Marvin Gardens and Colonial Farms properties were reduced in connection with a redemption and re-issuance of the tax-exempt bonds which financed the acquisitions of these properties. Annual cash flow savings from the reduction in debt service payments for the Marvin Gardens and Colonial Farms limited partnerships total $45,000 and $40,000, respectively.

Inflation

     The Partnership completed its twelfth full year of operations in 1995. To date, the effects of inflation and changes in prices on the Partnership's operating results have not been significant.

     In the future, with regard to the local limited partnerships, contract rental rates under "Section 8" agreements may be increased by the Department of Housing and Urban Development in response to inflationary pressures to cover increases in operating expenses due to inflation.

Item 8.  Financial Statements and Supplementary Data

     The financial statements and supplementary data are included under Item 14 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                   PART III

Item 10.  Directors and Principal Executive Officers of the Partnership

     The Managing General Partner of the Partnership is PW Shelter Fund, Inc., a Delaware corporation which is a wholly-owned subsidiary of PaineWebber. The Associate General Partner of the Partnership is Properties Associates, a Massachusetts general partnership, certain general partners of which are also officers of the Adviser and the Managing General Partner. The Managing General Partner has overall authority and responsibility for the Partnership's operation, however, the day-to-day business of the Partnership is managed by the Adviser pursuant to an advisory contract.

     (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                   Date
                                                                   Elected
      Name                    Office                     Age       to Office
      ----                    ------                     ---       ---------

Lawrence A. Cohen      President, Chief Executive         42      5/15/91
                         Officer and Director
Albert Pratt           Director                           84      12/10/82 *
J. Richard Sipes       Director                           49      6/9/94
Walter V. Arnold       Senior Vice President
                         and Chief Financial Officer      48      10/29/85
James A. Snyder        Senior Vice President              50      7/6/92
John B. Watts III      Senior Vice President              42      6/6/88
David F. Brooks        First Vice President and
                         Assistant Treasurer              53      12/10/82 *
Timothy J. Medlock     Vice President and Treasurer       34      6/1/88
Thomas W. Boland       Vice President                     33      12/1/91

*  The date of incorporation of the Managing General Partner

    (c) There are no other significant employees in addition to the directors and executive officers mentioned above.

    (d) There is no family relationship among any of the foregoing directors and/or executive officers of the Managing General Partner of the Partnership. All of the foregoing directors and executive officers have been elected to serve until the annual meeting of the Managing General Partner.

    (e) All of the directors and officers of the Managing General Partner hold similar positions in affiliates of the Managing General Partner, which are the corporate general partners of other real estate limited partnerships sponsored by PWI, and for which PaineWebber Properties Incorporated serves as the Adviser. The business experience of each of the directors and principal executive officers of the Managing General Partner is as follows:

     Lawrence A. Cohen is President and Chief Executive Officer of the Managing General Partner and President and Chief Executive Officer of the Adviser which he joined in January 1989. He is also a member of the Board of Directors and the Investment Committee of the Adviser. From 1984 to 1988, Mr. Cohen was First Vice President of VMS Realty Partners where he was responsible for origination and structuring of real estate investment programs and for managing national broker-dealer relationships. He is a member of the New York Bar and is a Certified Public Accountant.

     Albert Pratt is a Director of the Managing General Partner, a consultant of PWI and a general partner of the Associate General Partner. Mr. Pratt joined PWI as Counsel in 1946 and since that time has held a number of positions including Director of both the Investment Banking Division and the International Division, Senior Vice President and Vice Chairman of PWI and Chairman of PaineWebber International, Inc.

    J. Richard Sipes is a Director of the Managing General Partner and a Director of the Adviser. Mr. Sipes is an Executive Vice President at PaineWebber. He joined the firm in 1978 and has served in various capacities within the Retail Sales and Marketing Division. Before assuming his current position as Director of Retail Underwriting and Trading in 1990, he was a Branch Manager, Regional Manager, Branch System and Marketing Manager for a PaineWebber subsidiary, Manager of Branch Administration and Director of Retail Products and Trading. Mr. Sipes holds a B.S. in Psychology from Memphis State University.

     Walter V. Arnold is a Senior Vice President and Chief Financial Officer of the Managing General Partner and Senior Vice President and Chief Financial Officer of the Adviser which he joined in October 1985. Mr. Arnold joined PWI in 1983 with the acquisition of Rotan Mosle, Inc. where he had been First Vice President and Controller since 1978, and where he continued until joining the Adviser. Mr. Arnold is a Certified Public Accountant licensed in the state of Texas.

      James A. Snyder is a Senior Vice President of the Managing General Partner and a Senior Vice President and Member of the Investment Committee of the Adviser. Mr. Snyder re-joined the Adviser in July 1992 having served previously as an officer of PWPI from July 1980 to August 1987. From January 1991 to July 1992, Mr. Snyder was with the Resolution Trust Corporation where he served as the Vice President of Asset Sales prior to re-joining PWPI. From February 1989 to October 1990, he was President of Kan Am Investors, Inc., a real estate investment company. During the period August 1987 to February 1989, Mr. Snyder was Executive Vice President and Chief Financial Officer of Southeast Regional Management Inc., a real estate development company.

     John B. Watts III is a Senior Vice President of the Managing General Partner and a Senior Vice President of the Adviser which he joined in June 1988. Mr. Watts has had over 16 years of experience in acquisitions, dispositions and finance of real estate. He received degrees of Bachelor of Architecture, Bachelor of Arts and Master of Business Administration from the University of Arkansas.

     David F. Brooks is a First Vice President and Assistant Treasurer of the Managing General Partner and a First Vice President and an Assistant Treasurer of the Adviser. Mr. Brooks joined the Adviser in March 1980. From 1972 to 1980, Mr. Brooks was an Assistant Treasurer of Property Capital Advisors, Inc. and also, from March 1974 to February 1980, the Assistant Treasurer of Capital for Real Estate, which provided real estate investment, asset management and consulting services.

     Timothy J. Medlock is a Vice President and Treasurer of the Managing General Partner and Vice President and Treasurer of the Adviser which he joined in 1986. From June 1988 to August 1989, Mr. Medlock served as the Controller of the Managing General Partner and the Adviser. From 1983 to 1986, Mr. Medlock was associated with Deloitte Haskins & Sells. Mr. Medlock graduated from Colgate University in 1983 and received his Masters in Accounting from New York University in 1985.

      Thomas W. Boland is a Vice President of the Managing General Partner and a Vice President and Manager of Financial Reporting of the Adviser which he joined in 1988. From 1984 to 1987 Mr. Boland was associated with Arthur Young & Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an M.B.A. from Boston University.

     (f) None of the directors and officers were involved in legal proceedings which are material to an evaluation of her or his ability or integrity as a director or officer.

     (g) Compliance With Exchange Act Filing Requirements: The Securities Exchange Act of 1934 requires the officers and directors of the Managing General Partner, and persons who own more than ten percent of the Partnership's limited partnership units, to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent beneficial holders are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended December 31, 1995, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

Item 11.  Executive Compensation

     The directors and officers of the Partnership's Managing General Partner receive no current or proposed remuneration from the Partnership.

     The Partnership is required to pay certain fees to the Adviser, and the General Partners are entitled to receive a share of cash distributions and a share of profits or losses. These items are described under Item 13.

     The Partnership began paying cash distributions to the Unitholders on a quarterly basis at a rate of 2% per annum on original invested capital during 1994. The first payment was made on August 15, 1994 for the quarter ended June 30, 1994. However, the Partnership's Units of Limited Partnership Interest are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly, no accurate price information is available for these Units. Therefore, a presentation of historical Unitholder total returns would not be meaningful.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     (a) The Partnership is a limited partnership issuing Units of limited partnership interest, not voting securities. All the outstanding stock of the Managing General Partner, PW Shelter Fund, Inc. is owned by PaineWebber. Properties Associates, the Associate General Partner, is a Massachusetts general partnership, general partners of which are also officers of the Adviser and the Managing General Partner. Properties Associates is also the Initial Limited Partner of the Partnership and owns one Unit of limited partnership interest. No limited partner is known by the Partnership to own beneficially more than 5% of the outstanding interests of the Partnership.

     (b) Neither officers and directors of the Managing General Partner nor the general partners of the Associate General Partner, individually, own any Units of limited partnership interest of the Partnership. No officer or director of the Managing General Partner, nor any general partner of the Associate General Partner, possesses a right to acquire beneficial ownership of Units of limited partnership interest of the Partnership.

     (c) There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

     The General Partners of the Partnership are PW Shelter Fund, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber") and Properties Associates (the "Associate General Partner"), a Massachusetts general partnership, certain general partners of which are also officers of the Managing General Partner and PaineWebber Properties Incorporated (the "Adviser"). Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by the Adviser pursuant to an advisory contract. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber. The General Partners, the Adviser and PWI receive fees and compensation, determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management, financing and disposition of Partnership investments. In addition, the Managing General Partner and the Adviser are reimbursed for their out-of-pocket expenses relating to the offering of Units, the administration of the Partnership and the acquisition and operation of the Partnership's real property investments.

     Distributable cash, as defined, for each fiscal year shall be distributed annually in the ratio of 99% to the Limited Partners and 1% to the General Partners. However, it is not one of the investment objectives of the Partnership to generate any significant cash flow from property operations for distribution to the Limited Partners. All sale or refinancing proceeds will be distributed in varying proportions to the Limited and General Partners, as specified in the Partnership Agreement.

     Pursuant to the terms of the Partnership Agreement, taxable income or tax loss of the Partnership will be allocated 99% to the Limited Partners and 1% to the General Partners. Taxable income or tax loss arising from a sale or refinancing of investment properties will be allocated to the Limited Partners and the General Partners in proportion to the amounts of sale or refinancing proceeds to which they are entitled; provided that the General Partners shall be allocated at least 1% of taxable income arising from a sale or refinancing. If there are no sale or refinancing proceeds, taxable income or tax loss from a sale or refinancing will be allocated 99% to the Limited Partners and 1% to the General Partners. Allocations of the Partnership's operations between the General Partner and the Limited Partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

     Under the advisory contract, the Adviser has specific management responsibilities, to administer the day-to-day operations of the Partnership and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser earns a basic management fee of .5% of invested assets for these services. Invested assets is the sum of the amount invested by the Partnership in each local limited partnership plus a proportionate interest in the mortgage debt initially incurred by the local limited partnerships. The Adviser earned management fees of $199,000 for the year ended December 31, 1995.

     In connection with the sale of each property, the Adviser may receive a disposition fee in an amount equal to 1% based on the selling price of the property, subordinated to the payment of certain amounts to the Limited Partners.

     An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended December 31, 1995 is $32,000, representing reimbursements to this affiliate for providing such services to the Partnership.

     The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $2,000 (included in general and administrative expenses) for managing the Partnership's cash assets during the year ended December 31, 1995. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

     See Note 3 to the accompanying financial statements for a further discussion of certain relationships and related party transactions.

                                   PART IV



Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)  The following documents are filed as part of this report:

        (1) and (2)     Financial Statements and Schedules:

                  The response to this portion of Item 14 is submitted as a separate section of this report. See Index to Financial Statements at page F-1.

        (3)  Exhibits:

                  The exhibits listed on the accompanying index to exhibits at page IV-3 are filed as part of this report.

   (b) No reports on Form 8-K were filed during the last quarter of 1995.

   (c)  Exhibits

             See (a) (3) above.

   (d)  Financial Statement Schedules

                  The response to this portion of Item 14 is submitted as a separate section of this report. See Index to Financial Statements at page F-1.

                                  SIGNATURES
                                  ----------

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PAINE WEBBER/CMJ PROPERTIES, LP
                                            LIMITED PARTNERSHIP



                                      By:  PW Shelter Fund, Inc.
                                           Managing General Partner



                                      By:  /s/ Lawrence A. Cohen
                                           Lawrence A. Cohen
                                           President
                                           and Chief Executive Officer


                                      By:  /s/ Walter V. Arnold
                                          Walter V. Arnold
                                          Senior Vice President and
                                          Chief Financial Officer



                                      By:  /s/ Thomas W. Boland
                                          Thomas W. Boland
                                          Vice President


Dated:  April 10, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.



By:  /s/ Albert Pratt                       Date:  April 10 , 1996
     Albert Pratt
     Director



By:  /s/ J. Richard Sipes                   Date:  April 10, 1996
     J. Richard Sipes
     Director

                          ANNUAL REPORT ON FORM 10-K
                                Item 14(a)(3)

                       PAINE WEBBER/CMJ PROPERTIES, LP


                              INDEX TO EXHIBITS

                                                   Page Number in the Report
Exhibit No.     Description of Document              Or Other Reference
- ----------      -----------------------            -------------------------

(3) and (4)   Prospectus of the Partnership          Filed with the Commission
              dated May 25 1983, as                  pursuant to Rule 424(c)
              supplemented, with particular          and incorporated
              reference to the Restated              herein by reference.
              Certificate and Agreement of
              Limited Partnership


(10)          Material contracts previously          Filed with the Commission
              filed as exhibits to registration      pursuant to Section 13 or
              statements and amendments thereto      15(d) of the Securities
              of the registrant together with all    Act of 1934 and
              such contracts filed as exhibits of    incorported herein
              previously filed Forms 8-K and         by reference.
              Forms 10-K are hereby incorporated
              herein by reference.


(13)          Annual Report to Limited Partners      No Annual  Report for the
                                                     year ended December 31,
                                                     1995 has been sent  to the
                                                     Limited Partners. An Annual
                                                     Report will be  sent to
                                                     the Limited Partners
                                                     subsequent to this filing.


(22)          List of subsidiaries                   Included  in  Item  I  of
                                                     Part I of this Report
                                                     Page   I-1,   to which
                                                     reference  is hereby made.

(27)          Financial Data Schedule                Filed  as the  last  page
                                                     of EDGAR submission
                                                     following the Financial
                                                     Statements required
                                                     by Item 14.

                          ANNUAL REPORT ON FORM 10-K

                       Item 14(a) (1) and (2) and 14(d)

                       PAINE WEBBER/CMJ PROPERTIES, LP

                        INDEX TO FINANCIAL STATEMENTS

Paine Webber/CMJ Properties, LP                                    Reference

   Independent Auditors' Report                                       F-4

   Balance sheets at December 31, 1995 and 1994                       F-5

   Statements of operations  for the years ended
     December 31, 1995,  1994 and 1993                                F-6

   Statements of changes in partners' capital (deficit) for the
     years ended December 31, 1995, 1994 and 1993                     F-7

   Statement of cash flows for the years ended  December  31,
     1995,  1994 and 1993                                             F-8

   Notes to financial statements                                      F-9

Fawcett's Pond Apartments Company

   Independent Auditors' Report                                      F-19

   Balance sheets at December 31, 1995 and 1994                      F-20

   Statements of operations  for the years ended  December 31,
     1995,  1994 and 1993                                            F-21

   Statements of partners' deficit for the years ended
     December 31, 1995, 1994 and 1993                                F-22

   Statements  of cash flows for the years ended  December 31,
     1995,  1994 and 1993                                            F-23

   Notes to financial statements                                     F-25

Quaker Meadows Apartments Company

   Independent Auditors' Report                                      F-29

   Balance sheets at December 31, 1995 and 1994                      F-30

   Statements of operations  for the years ended  December 31,
     1995,  1994 and 1993                                            F-31

   Statements  of  partners'  deficit for the years ended
     December  31, 1995, 1994 and 1993                               F-32

   Statements  of cash flows for the years ended  December 31,
     1995,  1994 and 1993                                            F-33

   Notes to financial statements                                     F-35

                       PAINE WEBBER/CMJ PROPERTIES, LP

                                                                   Reference

South Laurel Apartments Limited Partnership

   Independent Auditors' Report                                      F-38

   Balance sheets at December 31, 1995 and 1994                      F-39

   Statements of operations  for the years ended  December 31,
     1995,  1994 and 1993                                            F-40

   Statements  of  partners'  deficit for the years ended
     December  31, 1995, 1994 and 1993                               F-41

   Statements  of cash flows for the years ended  December 31,
      1995,  1994 and 1993                                           F-42

   Notes to financial statements                                     F-44

Marvin Gardens Associates

   Independent Auditors' Report                                      F-48

   Balance sheets at December 31, 1995 and 1994                      F-49

   Statements of operations  for the years ended  December 31,
     1995,  1994 and 1993                                            F-50

   Statements  of  partners'  deficit for the years ended  December
     31, 1995, 1994 and 1993                                         F-51

   Statements  of cash flows for the years ended  December 31,
     1995,  1994 and 1993                                            F-52

   Notes to financial statements                                     F-54

Colonial Farms, Ltd.

   Independent Auditors' Report                                      F-57

   Balance sheets at December 31, 1995 and 1994                      F-58

   Statements of operations  for the years ended  December 31,
     1995,  1994 and 1993                                            F-59

   Statements  of  partners'  deficit for the years ended
     December  31, 1995, 1994 and 1993                               F-60

   Statements  of cash flows for the years ended  December 31,
     1995,  1994 and 1993                                            F-61

   Notes to financial statements                                     F-63

                       PAINE WEBBER/CMJ PROPERTIES, LP

                                                                  Reference


Holbrook Apartments Company

   Independent Auditors' Report                                      F-66

   Balance sheets at December 31, 1995 and 1994                      F-67

   Statements of operations  for the years ended  December 31,
      1995,  1994 and 1993                                           F-68

   Statements  of  partners'  deficit for the years ended  December
      31, 1995, 1994 and 1993                                        F-69

   Statements  of cash flows for the years ended  December 31,
      1995,  1994 and 1993                                           F-70

   Notes to financial statements                                     F-72



All  schedules  have  been  omitted  since  the  required   information  is  not
applicable, or because the information required is included in the financial statements, including the notes thereto.

                         INDEPENDENT AUDITORS' REPORT






The Partners of
Paine Webber/CMJ Properties, LP

     We have audited the accompanying balance sheets of Paine Webber/CMJ Properties, LP (a Limited Partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paine Webber/CMJ Properties, LP at December 31, 1995 and 1994, and the results of its operations, changes in partners' capital (deficit), and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.






                         /s/ Reznick Fedder & Silverman
                           REZNICK FEDDER & SILVERMAN


Baltimore, Maryland
February 20, 1996

                       PAINE WEBBER/CMJ PROPERTIES, LP

                                BALANCE SHEETS
                          December 31, 1995 and 1994
                     (In thousands, except per Unit data)

                                    ASSETS

                                                            1995        1994
                                                            ----        ----

Investments in local limited partnerships, at equity     $    161     $   201
Cash and cash equivalents                                     325         324
                                                         --------     -------
                                                         $    486     $   525
                                                         ========     =======



                      LIABILITIES AND PARTNERS' CAPITAL


Accrued expenses                                        $      22    $     14

Partners' capital:
  General Partners:
   Capital contributions                                        1           1
   Cumulative net losses                                      (70)        (71)
   Cumulative distributions                                    (3)         (1)

  Limited Partners ($1,000 per Unit; 8,746 Units issued):
   Capital contributions, net of offering costs             7,679       7,679
   Cumulative net losses                                   (6,881)     (7,010)
   Cumulative distributions                                  (262)        (87)
                                                         --------     -------
      Total partners' capital                                 464         511
                                                         --------     -------
                                                         $    486    $    525
                                                         ========     =======














  The accompanying notes are an integral part of these financial statements.

                       PAINE WEBBER/CMJ PROPERTIES, LP

                           STATEMENTS OF OPERATIONS
             For the years ended December 31, 1995, 1994 and 1993
                     (In thousands, except per Unit data)

                                                 1995      1994         1993
                                                 ----      ----         ----
Revenues:
   Interest income                           $     23   $      22    $     13
   Other income from local limited
      partnerships                                221         157         280
                                             --------   ---------    --------
                                                  244         179         293

Expenses:
   Management fees                                199         199         199
   General and administrative                      89          69          90
                                             --------   ---------    --------
                                                  288         268         289
                                             --------   ---------    --------

Operating income (loss)                           (44)        (89)          4

Partnership's share of local limited
  partnerships' income                            174         186         203
                                             --------   ---------    --------

Net income                                   $    130   $      97    $    207
                                             ========    ========    ========

Net income per Limited Partnership Unit        $14.75      $11.01      $23.45
                                             ========    ========    ========

Cash distributions per Limited Partnership
 Unit                                          $20.00      $10.00      $    -
                                               ======      ======      ======


   The above net income and cash distributions per Limited Partnership Unit are based upon the 8,746 Limited Partnership Units outstanding during each year.


















  The accompanying notes are an integral part of these financial statements.

                       PAINE WEBBER/CMJ PROPERTIES, LP

             STATEMENTS OF CHANGES IN PARTNERS'  CAPITAL (DEFICIT)
              For the years ended December 31, 1995, 1994 and 1993
                                 (In thousands)



                                          General         Limited
                                          Partners        Partners    Totals
                                          --------        --------    ------


Balance at December 31, 1992               $ (73)       $   368       $   295

Net income                                     2            205           207
                                           -----        -------        ------

Balance at December 31, 1993                 (71)           573           502

Cash distributions                            (1)           (87)          (88)

Net income                                     1             96            97
                                           -----        -------        ------

Balance at December 31, 1994                 (71)           582           511

Cash distributions                            (2)          (175)         (177)

Net income                                     1            129           130
                                          ------        -------        ------

Balance at December 31, 1995              $  (72)        $  536        $  464
                                          ======         ======        ======























  The accompanying notes are an integral part of these financial statements.

                       PAINE WEBBER/CMJ PROPERTIES, LP

                           STATEMENT OF CASH FLOWS
              For the years ended December 31, 1995, 1994 and 1993
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                 1995         1994      1993
                                                 ----         ----      ----

Cash flows from operating activities:
  Net income                                 $   130    $      97    $    207
  Adjustments to reconcile net income
   to net cash used in operating activities:
   Other income from local limited
     partnerships                               (221)        (157)       (280)
   Partnership's share of local limited
      partnerships' income                      (174)        (186)       (203)
   Changes in assets and liabilities:
     Accounts receivable                           -            -           1
     Accounts payable - affiliates                 -         (204)          -
     Accrued expenses                              8           (8)          2
                                              ------     --------    --------
      Total adjustments                         (387)        (555)       (480)
                                              ------     --------    --------
      Net cash used in operating activities     (257)        (458)       (273)
                                              ------     --------    --------

Cash flows from investing activities:
   Distributions from local limited
     partnerships                                435          407         483
                                              ------     --------    --------
      Net cash provided by investing
       activities                                435          407         483
                                              ------     --------    --------

Cash flows from financing activities:
   Distributions to partners                    (177)         (88)          -
                                              ------     --------    --------
      Net cash used in financing activities     (177)         (88)          -
                                              ------     --------    --------

Net increase (decrease) in cash and
  cash equivalents                                 1         (139)        210

Cash and cash equivalents, beginning of year      324         463         253
                                               ------    --------    --------

Cash and cash equivalents, end of year        $   325    $    324    $    463
                                              =======    ========    ========
















  The accompanying notes are an integral part of these financial statements.

                       PAINE WEBBER/CMJ PROPERTIES, LP

                        NOTES TO FINANCIAL STATEMENTS
                              DECEMBER 31, 1995


1.   Organization

        Paine Webber/CMJ Properties, LP (the "Partnership") is a limited partnership organized pursuant to the laws of the State of Delaware in December 1982 for the purpose of investing in a portfolio of interests in local limited partnerships owning apartment projects which receive governmental assistance in the form of low rate mortgages and rent subsidies. All of the properties owned by the local limited partnerships were developed by Corcoran, Mullins, Jennison, Inc. ("CMJ") or its
     affiliates. The initial capital was $2,000, representing capital contributions of $1,000 by the General Partners and $1,000 for one unit (a "Unit") by the Initial Limited Partner. The Partnership authorized the issuance of a maximum of 15,000 Partnership Units of which 8,745 were subscribed and issued between May 25, 1983 and April 30, 1984.

2.   Summary of Significant Accounting Policies

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        The accompanying financial statements include the Partnership's investments in six local limited partnerships which own operating properties. The Partnership accounts for its investments in local limited partnerships using the equity method. Under the equity method, the investment is carried at cost adjusted for the Partnership's share of the local limited partnerships' earnings and losses and distributions. In accordance with the equity method of accounting for limited partnership interests, the Partnership does not record losses for those limited partnership investments whose equity method basis has been reduced to zero, recognizing future income from these entities only when it exceeds the previously unrecorded losses. Distributions received from investments in limited partnerships whose basis has been reduced to zero are recorded as other income in the Partnership's statement of operations. See Note 4 for a description of the local limited partnerships.

        The local limited partnerships in which the Partnership has invested own operating investment properties. The Partnership has reviewed FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of", which is effective for financial statements for years beginning after December 15, 1995, and believes this new pronouncement will not have a material effect on the Partnership's financial statements.

        For purposes of reporting cash flows, cash and cash equivalents include all highly liquid investments with original maturities of 90 days or less when acquired. The Partnership's cash reserves are invested in financial instruments which potentially subject the Partnership to concentrations of credit risk. The Partnership currently invests primarily in investment-grade rated commercial paper with overnight maturities. Management believes that no significant concentration of credit risk exists with respect to these cash investments as of December 31, 1995.

        No provision for income taxes has been made, as the liability for such taxes is that of the partners rather than the Partnership. The cumulative difference between the book basis and tax basis of the Partnership's investment in local limited partnerships is approximately $16,890,000 due to the losses on investments recognized on the tax basis in excess of the book basis.

        The carrying amount of cash and current liabilities approximates their fair value due to the short-term maturities of these instruments.

3.   The Partnership Agreement and Related Party Transactions

        The General Partners of the Partnership are PW Shelter Fund, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber") and Properties Associates (the "Associate General Partner"), a Massachusetts general partnership, certain general partners of which are also officers of the Managing General Partner and PaineWebber Properties Incorporated (the "Adviser"). Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by the Adviser pursuant to an advisory contract. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber. The General Partners, the Adviser and PWI receive fees and compensation, determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management, financing and disposition of Partnership investments.

        Distributable cash, as defined, for each fiscal year shall be distributed annually in the ratio of 99% to the Limited Partners and 1% to the General Partners. However, it is not one of the investment objectives of the Partnership to generate any significant cash flow from property operations for distribution to the Limited Partners. All sale or refinancing proceeds will be distributed in varying proportions to the Limited and General Partners, as specified in the Partnership Agreement.

        Pursuant to the terms of the Partnership Agreement, taxable income or tax loss of the Partnership will be allocated 99% to the Limited Partners and 1% to the General Partners. Taxable income or tax loss arising from a sale or refinancing of investment properties will be allocated to the Limited Partners and the General Partners in proportion to the amounts of sale or refinancing proceeds to which they are entitled; provided that the General Partners shall be allocated at least 1% of taxable income arising from a sale or refinancing. If there are no sale or refinancing proceeds, taxable income or tax loss from a sale or refinancing will be allocated 99% to the Limited Partners and 1% to the General Partners. Allocations of the Partnership's operations between the General Partner and the Limited Partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

        Under the advisory contract, the Adviser has specific management responsibilities, to administer the day-to-day operations of the Partnership and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser earns a basic management fee of .5% of invested assets for these services. Invested assets is the sum of the amount invested by the Partnership in each local limited partnership plus a proportionate interest in the mortgage debt initially incurred by the local limited partnerships. The Adviser earned management fees of $199,000 for each of the three years in the period ended December 31, 1995.

        In connection with the sale of each property, the Adviser may receive a disposition fee in an amount equal to 1% based on the selling price of the property, subordinated to the payment of certain amounts to the Limited Partners.

        Included in general and administrative expenses for the years ended December 31, 1995, 1994 and 1993 is $32,000, $38,000 and $39,000,
     respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

        The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins"), an affiliate of the Managing General Partner, for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $2,000, $1,000 and $1,000 (included in general and administrative expenses) for managing the Partnership's cash assets during 1995, 1994 and 1993, respectively.

4.   Local Limited Partnerships

        The Partnership has investments in six local limited partnerships. These local limited partnerships are accounted for on the equity method in the Partnership's financial statements. Condensed combined financial statements of these local limited partnerships follow:

                       Condensed Combined Balance Sheets
                          December 31, 1995 and 1994
                                (In thousands)
                                    Assets
                                                            1995        1994
                                                            ----        ----
     Current assets                                      $  1,872    $  2,000
     Restricted assets                                      1,778       1,757
     Operating investment property, net                    26,565      27,324
     Other assets                                           1,088       1,129
                                                         --------    --------
                                                          $31,303     $32,210
                                                         ========    ========
                            Liabilities and Capital

     Current liabilities                                  $ 1,303     $ 1,235
     Due to general partner                                 2,509       2,509
     Long-term mortgage debt, less current portion         33,368      33,846

     Partnership's share of combined
       partners' deficit accounts                          (2,826)     (2,377)
     Local partners' shares of combined
       partners' deficit accounts                          (3,051)     (3,003)
                                                         --------    --------
                                                          $31,303     $32,210
                                                         ========    ========

                   Condensed  Combined Summary of Operations
              For the years ended December 31, 1995, 1994 and 1993
                                 (In thousands)

                                           1995           1994          1993
                                           ----           ----          ----
     Rental revenues, including
      government subsidies               $ 9,891        $ 9,851       $ 9,633
     Other income                            103             68            56
                                         -------        -------       -------
                                           9,994          9,919         9,689

     Property operating expenses           5,701          5,419         5,637
     Interest expense and mortgage
      insurance                            3,005         3,042         3,081
     Depreciation and amortization         1,294          1,246         1,190
                                         -------        -------       -------
                                          10,000          9,707         9,908
                                         -------        -------       -------
     Net income (loss)                  $    (6)        $   212       $  (219)
                                        =======         =======       =======

     Net income (loss):
       Partnership's share of
         operations                     $   (15)        $   183      $   (207)
       Local partners' share of
         operations                           9              29           (12)
                                         -------        -------       -------
                                        $    (6)            212      $   (219)
                                        =======         =======       =======

              Reconciliation of Partnership's share of operations
                                (In thousands)

                                           1995           1994          1993
                                           ----           ----          ----
     Partnership's share of
       operations, as shown above         $  (15)       $   183       $  (207)
     Losses in excess of basis not
       recognized by Partnership             234            108           421
     Income offset with prior year
       unrecognized losses                   (45)          (105)          (11)
                                         -------        -------       -------
     Partnership's share of local
       limited partnerships' income      $   174        $   186       $   203
                                         =======        =======       =======


                  Reconciliation of Partnership's Investments
                                (In thousands)
                                                           1995         1994
                                                           ----         ----

     Partnership's share of combined partners'
       deficit accounts, as shown above                 $(2,826)      $(2,377)
     Accumulated losses in excess of basis
       not recognized by Partnership                      1,978         1,784
     Cumulative distributions in excess
       of investment basis                                  994           773
     Excess basis in local limited partnerships              15            21
                                                        -------       -------
     Investments in local limited
       partnerships, at equity                          $   161       $   201
                                                        =======       =======

     "Investments in local limited partnerships, at equity" is the Partnership's net investment in the local limited partnerships. These local limited partnerships are subject to partnership agreements which determine the distribution of available funds, the disposition of the limited partnership's assets and the rights of the partners, regardless of the Partnership's percentage ownership interest in the local limited partnership.

        "Investments in local limited partnerships, at equity" on the balance sheets is comprised of the following local limited partnership investments, at the balances indicated (in thousands):

                                                       1995             1994
                                                       ----             ----

     Fawcett's Pond Apartments Company               $   -             $    -
     Quaker Meadows Apartments Company                   -                  -
     South Laurel Apartments Limited Partnership         -                  -
     Marvin Gardens Associates                           -                  -
     Colonial Farms Ltd.                                 -                  -
     Holbrook Apartments Company                       161                201
                                                     -----             ------
       Investments in local limited
          partnerships, at equity                    $ 161             $  201
                                                     =====             ======

     The Partnership received cash distributions from the limited partnerships as set forth below (in thousands):

                                              1995         1994         1993
                                              ----         ----         ----

     Fawcett's Pond Apartments Company     $    24      $    24        $   78
     Quaker Meadows Apartments Company          66           59            55
     South Laurel Apartments Limited
       Partnership                              63           16            92
     Marvin Gardens Associates                  27           12             7
     Colonial Farms Ltd.                        40           46            47
     Holbrook Apartments Company               215          250           204
                                           -------       ------         -----
                                           $   435       $  407         $ 483
                                           =======       ======         =====

        The investments in Fawcett's Pond Apartments Company, Quaker Meadows Apartments Company, South Laurel Apartments Limited Partnership, Marvin Gardens Associates and Colonial Farms Ltd. at December 31, 1995 do not reflect accumulated losses therefrom of $55,000, $1,208,000, $392,000, $163,000 and $160,000, respectively, because the equity method carrying values of such investments have been reduced to zero. Future income from these entities will not be recorded until it exceeds the previously unrecognized accumulated losses.

        A description of the local limited partnership properties and the terms of the local limited partnership agreements is summarized below:

     a)  Village at Fawcett's Pond - Hyannis, Massachusetts

        On June 30, 1983, the Partnership acquired a 95% limited partnership interest in Fawcett's Pond Apartments Company, an existing Massachusetts limited partnership ("Fawcett's Pond"), that owns and operates a 100-unit housing project in Hyannis, Massachusetts. The Federal Housing Administration (FHA) contracted with the limited partnership under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the limited partnership on behalf of qualified tenants. The agreement expires August 19, 2002. Total rent subsidies received by the limited partnership during 1995, 1994 and 1993 were $768,000, $769,000 and $752,000, respectively. Such amounts comprised approximately 79%, 81% and 80%, respectively, of the limited partnership's total revenues for such years.

        The aggregate investment by the Partnership for the 95% interest was $879,606, comprised of cash and notes payable to the seller (including an acquisition fee of $63,025 payable to the Adviser of the Partnership). The Partnership's interest is held subject to a permanent nonrecourse mortgage loan due April 1, 2024 from the Government National Mortgage Association
     (GNMA) with an outstanding balance at December 31, 1995 of approximately $4,328,000, payable in monthly installments of $30,746 including principal and interest at 7.5%.

        The partnership agreement generally provides that the Partnership will receive 95% of annual distributable cash flow payable annually and that the local partners will be entitled to receive 5% of annual distributable cash flow. Cash distributions are limited by agreements between the limited partnership and HUD to the extent of surplus cash, as defined by HUD.

        The agreement also provides that taxable income and tax loss in each year will be allocated, generally, in the same proportion as cash flow is distributed in that year.

        Generally, the first $1,105,725 of proceeds from the sale or refinancing of the investment property will be distributed to the Partnership. The remaining proceeds will be distributed to the local general partners and the Partnership in accordance with the local limited partnership agreement.

        The local limited partnership entered into a property management contract with an affiliate of the local general partners. The management fee is 5% of gross receipts. An incentive management fee will also be paid on an annual basis in the event that the property's cash flow exceeds certain target amounts. Incentive management fees of $6,000, $6,000 and $44,000 were paid to an affiliate of the local general partners for the years ended December 31, 1995, 1994 and 1993, respectively.

     b)  Quaker Court and The Meadows - Lynn, Massachusetts

        On June 30, 1983, the Partnership acquired a 95% limited partnership interest in Quaker Meadows Apartments Company, an existing Massachusetts limited partnership ("Quaker Meadows"), that owns and operates two apartment complexes in Lynn, Massachusetts. There are a total of 104 apartment units in the two complexes. FHA contracted with the limited partnership under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the limited partnership on behalf of qualified tenants. The agreement expires in May 2002 and has two five-year renewal options. Total rent subsidies received by the limited partnership during 1995, 1994 and 1993 were $1,335,000, $1,321,000 and $1,302,000, respectively. Such amounts comprised approximately 82% of the limited partnership's total revenues in each of such years.

        The aggregate investment by the Partnership for the 95% interest was $1,378,906 (including an acquisition fee of $104,525 paid to the Adviser of the Partnership). The Partnership's interest is held subject to a permanent nonrecourse mortgage loan due September 1, 2013 with an outstanding balance at December 31, 1995 of approximately $5,297,000, payable in monthly installments of $62,930 including principal and interest at 12.5%.

        The restated partnership agreement generally provides that the Partnership will receive 95% of annual distributable cash flow payable annually and that the local partners will be entitled to receive 5% of annual distributable cash flow.

        The agreement also provides that taxable income and tax loss in each year will be allocated, generally, in the same proportion as cash flow is distributed in that year.

        Generally, the first $1,739,424 of proceeds from the sale or refinancing of the investment properties will be distributed to the Partnership. Remaining proceeds will be distributed to the local venture partners and the Partnership in accordance with the local limited partnership agreement.

        The local limited partnership entered into a property management contract with an affiliate of the local general partners. The management fee is 4% of gross receipts. An incentive management fee will also be paid on an annual basis in the event that the property's cash flow exceeds certain target amounts. Incentive management fees of $45,000, $38,000 and $35,000 were paid to an affiliate of the local general partners for the years ended December 31, 1995, 1994 and 1993, respectively.

     c)  Villages at Montpelier - Laurel, Maryland

        On June 30, 1983, the Partnership acquired an 85% limited partnership interest in South Laurel Apartments Limited Partnership, an existing Maryland limited partnership ("South Laurel"), that owns and operates a 520-unit housing project in Laurel, Maryland. FHA contracted with the limited partnership under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the limited partnership on behalf of qualified tenants for 20% of the rental units. The agreement expires July 31, 1997. Total rent subsidies received by the limited partnership during 1995, 1994 and 1993 were $677,000, $694,000 and $685,000, respectively. Such amounts comprised approximately 17% of the limited partnership's total revenues for each of such years.

        The aggregate investment by the Partnership for the 85% interest was $2,446,135 (including an acquisition fee of $186,725 paid to the Adviser of the Partnership). The Partnership's interest is held subject to a permanent nonrecourse mortgage loan due December 1, 2023 with an outstanding balance at December 31, 1995 of approximately $12,119,000, payable to GNMA in monthly installments of $86,395 including principal and interest at 7.5%.

        The restated partnership agreement generally provides that the Partnership will receive 85% of annual distributable cash flow payable annually and that the local partners will be entitled to receive 15% of annual distributable cash flow. Cash distributions are limited by agreements between the limited partnership and HUD to the extent of surplus cash, as defined by HUD.

        The agreement also provides that taxable income and tax loss in each year will be allocated, generally, in the same proportion as cash flow is distributable in that year.

        Generally, the first $3,107,104 of proceeds from the sale or refinancing of the investment property will be distributed to the Partnership.
     Remaining proceeds will be distributed to the local venture partners and the Partnership in accordance with the local limited partnership agreement.

        The local limited partnership entered into a property management contract with an affiliate of the local general partners. The management fee is 5.25% of gross receipts. An incentive management fee will also be paid on an annual basis in the event that the property's cash flow exceeds certain target amounts. Incentive management fees of $1,000 and $24,000 were paid to an affiliate of the local general partners for 1995 and 1993, respectively. No incentive management fees were earned for the year ended December 31, 1994.

     d)  Marvin Gardens Apartments, Cotati, California

        On July 29, 1983, the Partnership acquired a 95% limited partnership interest in Marvin Gardens Associates, an existing California limited partnership that owns a 37-unit apartment complex project in Cotati, California. The apartment complex operates under Section 8 of the National Housing Act and, therefore, receives monthly rental subsidies from the Federal Department of Housing and Urban Development (HUD). The agreement expires in July 2003 and has two five-year renewal options. Total rent subsidies received by the limited partnership during 1995, 1994 and 1993 were $337,000, $332,000 and $324,000, respectively. Such amounts comprised approximately 81%, 82% and 81%, respectively, of the limited partnership's total revenues for such years.

        The aggregate investment by the Partnership for the 95% interest was $379,581 (including an acquisition fee of $27,800 paid to the Adviser of the Partnership). The Partnership's interest was acquired subject to a permanent nonrecourse mortgage loan due June 1, 2013 with an outstanding balance at December 31, 1995 of approximately $1,707,000, payable to the California Housing Finance Agency (CHFA). Effective August 1, 1992, the terms of the mortgage loan were modified as a result of a bond redemption by CHFA which lowered the effective annual interest rate from 11.25% to 8.15% and monthly principal and interest payments from $19,105 to $15,138.

        The restated partnership agreement generally provides that the Partnership will receive 95% of annual distributable cash flow payable annually and that the local partners will be entitled to receive 5% of annual distributable cash flow. Cash distributions are limited by agreements between the limited partnership and CHFA to $20,151 per year to the extent of surplus cash and stated equity, as defined by CHFA. Undistributed amounts are cumulative and may be distributed in subsequent years if future operations provide surplus cash in excess of current requirements.

        The agreement also provides that taxable income and tax loss in each year will be allocated, generally, in the same proportion as cash flow is distributed in that year.

        Generally, the first $462,336 of proceeds from the sale or refinancing of the investment property will be distributed to the Partnership.
     Remaining proceeds will be distributed to the local venture partners and the Partnership in accordance with the local limited partnership agreement.

        The local limited partnership entered into a property management contract with an affiliate of the local general partners who in turn hired an unaffiliated management agent to provide management services on their behalf. An incentive management fee will also be paid on an annual basis in the event that the property's cash flow exceeds certain target amounts. Incentive management fees of $12,000 and $2,000 were paid to an affiliate of the local general partners for the years ended December 31, 1995 and 1994, respectively. No incentive management fees were earned for the year ended December 31, 1993.

     e)  Colonial Farms - Modesto, California

        On July 29, 1983, the Partnership acquired a 95% limited partnership interest in Colonial Farms Ltd. an existing California limited partnership that owns a 100-unit apartment project in Modesto, California. The apartment complex operates under Section 8 of the National Housing Act and, therefore, receives monthly rental subsidies from the Federal Department of Housing and Urban Development (HUD). The agreement expires in July 2002 and has two five-year renewal options. Total rent subsidies received by the limited partnership during 1995, 1994 and 1993 were $586,000, $556,000 and $563,000, respectively. Such amounts comprised approximately 74%, 72% and 73%, respectively, of the limited partnership's total revenues for such years. During 1993, the limited partnership refunded $147,000 of prior year excess rent subsidy income to CHFA in final settlement of a dispute regarding the terms of the regulatory agreement. This amount is recorded in property operating expenses in the accompanying condensed combined summary of operations for 1993.

        The aggregate investment by the Partnership for the 95% interest was $623,351 (including an acquisition fee of $48,125 paid to the Adviser to the Partnership). The Partnership's interest is held subject to a permanent nonrecourse mortgage loan due June 1, 2013 with an outstanding balance at December 31, 1995 of approximately $2,860,000, payable to CHFA. Effective August 1, 1992, the terms of the mortgage loan were modified as a result of a bond redemption by CHFA which lowered the effective annual interest rate from 10.8% to 9.15% and monthly principal and interest payments from $30,770 to $27,411.

        The restated partnership agreement generally provides that the Partnership will receive 95% of annual distributable cash flow payable annually and that the local partners will be entitled to receive 5% of annual distributable cash flow. Cash distributions are limited by agreements between the limited partnership and CHFA to $35,299 per year to the extent of surplus cash and stated equity, as defined by CHFA. Undistributed amounts are cumulative and may be distributed in subsequent years if future operations provide surplus cash in excess of current requirements.

        The agreement also provides that taxable income and tax loss in each year will be allocated, generally, in the same proportion as cash flow is distributed in that year.

        Generally, the first $800,928 of proceeds from the sale or refinancing of the investment property will be distributed to the Partnership.
     Remaining proceeds will be distributed to the local venture partners and the Partnership in accordance with the local limited partnership agreement.

        The local limited partnership entered into a property management contract with an affiliate of the local general partners who in turn hired an unaffiliated management agent to provide management services on their behalf. An incentive management fee will also be paid to the affiliate of the local general partners on an annual basis in the event that the property's cash flow exceeds certain target amounts. Incentive management fees of $16,000, $20,000 and $21,000 were paid to an affiliate of the local general partners for the years ended December 31, 1995, 1994 and 1993, respectively.

     f)  Ramblewood Apartments - Holbrook, Massachusetts

        On August 30, 1983, the Partnership acquired an 85% limited partnership interest in Holbrook Apartments Company, an existing Massachusetts limited partnership that owns and operates a 170-unit housing project in Holbrook, Massachusetts. FHA contracted with the limited partnership under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the limited partnership on behalf of qualified tenants. The agreement expires July 1, 2001. Total rent subsidies received by the limited partnership during 1995, 1994 and 1993 were $1,587,000, $1,577,000 and $1,555,000, respectively. Such amounts comprised approximately 75%, 76% and 75% respectively, of the limited partnership's total revenues for such years.

        The aggregate investment by the Partnership for the 85% interest was $1,250,583, (including an acquisition fee of $94,500 paid to the Adviser of the Partnership). The Partnership's interest was acquired subject to a nonrecourse first mortgage loan due February 1, 2023 with an outstanding balance at December 31, 1995 of approximately $7,535,000, payable to GNMA in monthly installments of $54,207 including principal and interest at 7.5%.

        The restated partnership agreement generally provides that the Partnership will receive 85% of annual distributable cash flow payable annually and that the local partners will be entitled to receive 15% of annual distributable cash flow. Cash distributions are limited by agreements between the limited partnership and HUD to the extent of surplus cash, as defined by HUD.

        The agreement also provides that taxable income and tax loss in each year will be allocated, generally, in the same proportion as cash flow is distributed in that year.

        Generally, the first $1,571,956 of proceeds from the sale or refinancing of the investment property will be distributed to the Partnership.
     Remaining proceeds will be distributed to the local partners and the Partnership in accordance with the local limited partnership agreement.

        The local limited partnership entered into a property management contract with an affiliate of the local general partners. The management fee is 4.75% of gross receipts. An incentive management fee will also be paid on an annual basis in the event that the property's cash flow exceeds certain target amounts. Incentive management fees of $138,000, $166,000 and $129,000 were paid to an affiliate of the local general partners for the years ended December 31, 1995, 1994 and 1993, respectively.

5.   Subsequent Event

        On February 15, 1996, the Partnership distributed approximately $4,000 to the General Partners and $40,000 to the Limited Partners for the quarter ended December 31, 1995.

6.   Contingencies

     The Partnership is involved in certain legal actions. At the present time, the Managing General Partner is unable to estimate the impact, if any, of these matters on the Partnership's financial statements, taken as a whole.

                         INDEPENDENT AUDITORS' REPORT



To the Partners
Fawcett's Pond Apartments Company

      We have audited the accompanying balance sheets of Fawcett's Pond Apartments Company as of December 31, 1995 and 1994, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fawcett's Pond Apartments Company as of December 31, 1995 and 1994, and the results of its operations, changes in partners' deficit and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                         /s/ Reznick Fedder & Silverman
                           REZNICK FEDDER & SILVERMAN


Baltimore, Maryland
January 27, 1996

                      Fawcett's Pond Apartments Company

                                BALANCE SHEETS

                          December 31, 1995 and 1994

                                                         1995         1994
                                                         ----         ----

                                    ASSETS

CURRENT ASSETS
   Cash and cash equivalents                         $  239,549    $  183,321
   Accounts receivable - HAP                              1,218           472
   Prepaid expenses                                      14,016        13,898
                                                     ----------    ----------

     Total current assets                               254,783       197,691
                                                     ----------    ----------

RESTRICTED DEPOSITS AND FUNDED RESERVES
   Tenants' security deposits                            24,400        23,257
   Mortgage escrow deposits                              34,824        35,202
   Reserve for replacements                             222,853       194,321
                                                     ----------    ----------
                                                        282,077       252,780
                                                     ----------    ----------

PROPERTY AND EQUIPMENT, less accumulated
   depreciation of $1,892,521 and $1,756,280          3,556,441     3,650,737
                                                     ----------    ----------

DEFERRED FINANCING COSTS, net of accumulated
   amortization of $105,784 and $97,622                 230,969       239,131
                                                     ----------    ----------

            Total assets                             $4,324,270    $4,340,339
                                                     ==========    ==========


                      LIABILITIES AND PARTNERS' DEFICIT

CURRENT LIABILITIES
   Current maturities of mortgage payable          $     45,914   $    42,607
   Accounts payable and accrued expenses                 22,046        16,783
   Accrued interest payable                              27,049        27,315
   Rent deferred credits                                    583         2,272
                                                     ----------    ----------
     Total current liabilities                           95,592        88,977

LONG-TERM LIABILITIES
   Mortgage payable, less current maturities          4,281,973     4,327,887
   Due to general partner                               277,400       277,400
   Tenants' security deposits                            21,170        20,165
                                                     ----------    ----------
     Total liabilities                                4,676,135     4,714,429

PARTNERS' DEFICIT                                      (351,865)     (374,090)
                                                     ----------    ----------

Total liabilities and partners'
  deficit                                            $4,324,270    $4,340,339
                                                     ==========    ==========
  The accompanying notes are an integral part of these financial statements.

                      Fawcett's Pond Apartments Company

                           STATEMENTS OF OPERATIONS

                 Years ended December 31, 1995, 1994 and 1993


                                                1995         1994        1993
                                                ----         ----        ----

Revenue
   Rental income                             $940,355    $935,002    $920,673
   Vacancies                                       -       (1,128)       (364)
   Financial revenue                           16,052       6,579       4,766
   Other income                                16,371      15,236      15,140
                                             --------    --------    --------

            Total revenue                     972,778     955,689     940,215
                                             --------    --------    --------

Expenses
   Operating expenses
     Marketing                                    804         801       1,014
     Administration                            53,043      52,130      51,637
     Utilities                                 35,578      27,940      38,891
     Management fee                            46,933      46,686      45,886
     Maintenance and repairs                  129,259      90,131      99,828
     Salaries                                  73,337      72,087      81,201
     Insurance                                 21,667      21,674      22,128
     Real estate taxes                         65,567      61,375      59,833
                                             --------    --------    --------

            Total operating expenses          426,188     372,824     400,418
                                             --------    --------    --------

   Non-operating expenses
     Interest                                 326,076     329,165     332,719
     Mortgage insurance premium                21,737      21,943      22,134
     Depreciation and amortization            144,403     142,344     129,072
     Incentive management fee                   6,303       6,303      44,124
     Miscellaneous financial expenses             632         615           -
                                             --------    --------    --------

            Total non-operating expenses      499,151     500,370     528,049
                                             --------    --------    --------

            Total expenses                    925,339     873,194     928,467
                                             --------    --------    --------

            EXCESS OF REVENUE OVER
              EXPENSES                       $ 47,439    $ 82,495    $ 11,748
                                             ========    ========    ========










  The accompanying notes are an integral part of these financial statements.

                      Fawcett's Pond Apartments Company

                       STATEMENTS OF PARTNERS' DEFICIT

                 Years ended December 31, 1995, 1994 and 1993



                                          General     Limited
                                          Partner      Partner        Total

Partners' deficit, December 31, 1992    $(74,918)    $(286,257)     $(361,175)

Distributions                             (4,097)      (77,847)       (81,944)

Excess of revenue over expenses              587        11,161         11,748
                                        --------      --------       --------

Partners' deficit, December 31, 1993     (78,428)     (352,943)      (431,371)

Distributions                             (1,261)      (23,953)       (25,214)

Excess of revenue over expenses            4,125        78,370         82,495
                                        --------      --------       --------

Partners' deficit, December  31, 1994    (75,564)     (298,526)      (374,090)

Distributions                            (1,261)       (23,953)       (25,214)

Excess of revenue over expenses           2,372         45,067         47,439
                                       --------       --------       --------

Partners' deficit, December 31, 1995  $ (74,453)    $(277,412)     $ (351,865)
                                      ==========    =========      ==========


Profit and loss sharing percentage            5%           95%           100%
                                              ==           ==            ====



















  The accompanying notes are an integral part of these financial statements.

                      Fawcett's Pond Apartments Company

                           STATEMENTS OF CASH FLOWS

                 Years ended December 31, 1995, 1994 and 1993




                                              1995          1994       1993
                                              ----          ----       ----

Cash flows from operating activities
   Rental income received                   $ 938,666   $ 933,799   $ 919,503
   Interest received                            9,468       2,599       1,990
   Other income received                       15,625      15,089      15,033
   Administration expenses paid               (83,865)    (46,686)    (80,621)
   Management fees paid                       (46,933)    (83,189)    (45,886)
   Utilities paid                             (35,266)    (27,959)    (34,469)
   Maintenance and repairs expenses paid     (160,520)   (123,364)   (147,189)
   Real estate taxes paid                     (65,567)    (61,375)    (59,833)
   Payroll taxes paid                          (7,107)     (7,812)     (8,026)
   Property insurance paid                    (10,191)     (9,909)    (11,031)
   Other taxes and insurance paid             (11,664)    (11,161)    (11,682)
   Interest paid on mortgage                 (326,342)   (329,413)   (332,260)
   Mortgage insurance paid                    (21,667)    (21,877)    (22,073)
   Miscellaneous financial expenses paid         (632)       (615)       (688)
   Increase (decrease) in mortgage escrow
      deposits                                    378      (3,704)        349
   Mortgagor entity expenses paid              (6,303)     (6,303)    (44,124)
   Net security deposits (paid) received         (138)       (899)      4,000
                                             --------    --------   ---------

        Net cash provided by operating
          activities                          187,942    217,221     142,993
                                             --------    --------   ---------

Cash flows from investing activities
  Additions to property and equipment         (41,945)   (101,603)    (21,783)
  Deposits to reserve for replacements        (21,948)    (22,440)    (20,940)
                                             --------    --------   ---------

        Net cash used in investing
          activities                         (63,893)    (124,043)    (42,723)
                                             --------    --------   ---------

Cash flows from financing activities
  Repayment of mortgage payable               (42,607)    (39,538)    (36,689)
  Distributions                               (25,214)    (25,214)    (81,944)
                                             --------    --------   ---------

        Net cash used in financing
          activities                          (67,821)    (64,752)   (118,633)
                                             --------    --------   ---------

        NET INCREASE (DECREASE) IN CASH AND
          CASH EQUIVALENTS                     56,228      28,426     (18,363)

Cash and cash equivalents, beginning          183,321     154,895     173,258
                                             --------    --------   ---------

Cash and cash equivalents, ending           $ 239,549   $ 183,321   $ 154,895
                                            =========   =========   =========



  The accompanying notes are an integral part of these financial statements.

                      Fawcett's Pond Apartments Company

                 Years ended December 31, 1995, 1994 and 1993




                                                  1995        1994      1993
                                                  ----        ----      ----

Reconciliation of excess of revenue over expenses
to net cash provided by operating activities
  Excess of revenue over expenses           $  47,439   $  82,495   $  11,748
  Adjustments to reconcile excess of
    revenue over expenses to net cash
    provided by operating activities
    Depreciation                              136,241     134,182     120,910
    Amortization                                8,162       8,162       8,162
    Interest earned on reserve for
      replacements                            (6,584)     (3,980)     (2,776)
    Changes in assets and liabilities
      Decrease in tenant accounts receivable       -           71       1,776
      Increase in accounts receivable - other    (746)       (147)       (107)
      Decrease (increase) in mortgage escrow
        deposits                                  378      (3,704)        349
      (Increase) decrease in tenants' security
        deposits - net                           (138)       (899)      4,000
      (Increase) decrease in prepaid expenses    (118)        670        (524)
      Increase in accounts payable and accrued
        expenses                                5,263         758       2,266
      Decrease in accrued interest payable       (266)       (248)       (229)
      Decrease in rent deferred credits        (1,689)       (139)     (2,582)
                                             --------     -------    --------

        Net cash provided by operating
           activities                       $ 187,942    $ 217,221   $ 142,993
                                            =========    ========    =========

















  The accompanying notes are an integral part of these financial statements.

                      Fawcett's Pond Apartments Company

                       December 31, 1995, 1994 and 1993


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

   The Partnership was formed as a limited partnership under the laws of the State of Massachusetts on June 30, 1983, for the purpose of constructing and operating a rental housing project under Section 221(d)(4) of the National Housing Act. The project consists of 100 units located in Hyannis,
   Massachusetts and is currently operating under the name of Fawcett's Pond Apartments. All leases between the Partnership and the tenants of the property are operating leases.

   Cash distributions are limited by agreements between the Partner-ship and HUD to the extent of surplus cash as defined by HUD.

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   Cash and Cash Equivalents

   Cash and cash equivalents consist of cash and repurchase agreements with maturities of three months or less when acquired, stated at cost, which approximates market.

   Property and Equipment

   Property and equipment are carried at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives by use of the straight-line method for financial reporting purposes. For income tax purposes, accelerated lives and methods are used.

   Deferred Financing Costs

   Deferred financing costs are amortized over the term of the mortgage using the straight-line method.

   Rental Income

   Rental income is recognized as rentals become due. Rental payments received in advance are deferred until earned.

   Income Taxes

   No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

NOTE B - CASH HELD IN ESCROW FOR TENANT SECURITY DEPOSITS

   At December 31, 1995 and 1994, the Partnership maintained tenant security deposits of $4,843 and $3,772, respectively, in an interest-bearing escrow bank account. At December 31, 1995, tenant security deposits included $19,557 in a U.S. Treasury Bill at a 5.483% interest rate which matures June 1, 1996. At December 31, 1994, tenant security deposits included $19,485 in a U.S. Treasury Bill at a 6.124% interest rate which matured on June 1, 1995. The investment in a U.S. Treasury Bill is held to maturity and is carried at cost which approximates market.

NOTE C - MORTGAGE PAYABLE

   The mortgage payable represents a permanent mortgage from the Government National Mortgage Association (GNMA) which is insured by the Federal Housing Administration (FHA) and is collateralized by a deed of trust on the rental property. The mortgage, which is due April 1, 2024, is payable in equal monthly installments of principal and interest totalling $30,746 and bears interest at a rate of 7.5%. Interest incurred during December 31, 1995, 1994, and 1993 amounted to $326,076, $329,165, and $332,719, respectively.

   Under agreements with the mortgage lender and FHA, the Partnership is required to make monthly escrow deposits for taxes, insurance and replacement of project assets, and is subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners.

   The liability of the Partnership under the mortgage is limited to the underlying value of the real estate, plus other amounts deposited with the lender.

   Aggregate maturities of the mortgage payable for the five years following December 31, 1995 are as follows:

                1996                           $45,914
                1997                           $49,479
                1998                           $53,320
                1999                           $57,459
                2000                           $61,920

   Management believes it is not practical to estimate the fair value of the mortgage payable insured by FHA because programs with similar characteristics are not currently available to the Partnership.

NOTE D - HOUSING ASSISTANCE PAYMENT AGREEMENT

   FHA contracted with the Partnership under Section 8 of Title II of the Housing and Community Development Act of 1974, to make housing assistance payments to the Partnership on behalf of qualified tenants for all units. The agreement expires August 19, 2002. Total housing assistance payments received during 1995, 1994, and 1993 were $768,409, $769,446, and $752,000, respectively.

NOTE E - RELATED PARTY TRANSACTIONS

   Due to General Partners

   At December 31, 1995 and 1994, due to general partner consisted of unpaid developer advances of $277,400. These advances are non-interest bearing and payable from proceeds upon sale or refinancing of the project after certain priority payments, as defined in the Partnership agreement.

   Management Fees

   Management fees of 5% of gross receipts are paid to CMJ Management Company, Inc., an affiliate of the general partner, for its services as managing agent to the project pursuant to a management agreement approved by HUD. Such fees amounted to $46,933, $46,686, and $45,886 for the years ended December 31, 1995, 1994, and 1993, respectively. In addition, CMJ Management Company received incentive management fees of $6,303, $6,303, and $44,124 for the years ended December 31, 1995, 1994, and 1993, respectively.

   Reimbursed Costs

   CMJ Management Company, Inc., an affiliate of the general partner, makes monthly expenditures (primarily payroll, central office accounting services, direct marketing and insurance costs) on behalf of the Partnership which are reimbursed the following month.

NOTE F - TAX BASIS INCOME

   The reconciliation of the excess of revenue over expenses reported in the accompanying statements of operations with the profit reported on the federal income tax basis follows:

                                              1995          1994      1993
                                              ----          ----      ----

     Excess of revenue over
        expenses per statement of
        operations                         $ 47,439     $ 82,495    $  11,748
     Additional depreciation and
        amortization on tax basis           (75,550)     (63,352)    (107,925)
        (Decrease) increase in deferred
           rental income                     (1,689)        (139)      (2,582)
                                           --------     --------    ---------
     Income (loss) for federal
     tax purposes                          $(29,800)   $  19,004    $ (98,759)
                                           ========    =========    =========

NOTE G - CONCENTRATION OF CREDIT RISK

   The Partnership maintains its cash balances in one bank, which consists of an operating account and security deposits held in trust. The operating account is comprised of an overnight repurchase agreement backed by government securities and a checking account. The security deposits held in trust are comprised of a United States Treasury Bill and a savings account. Account balances are insured by the Federal Deposit Insurance Corporation up to $100,000 by each bank. The Partnership also has a reserve for replacements and escrow funds totalling $257,677 at December 31, 1995, on deposit with Reilly Mortgage Group, Inc.

                         INDEPENDENT AUDITORS' REPORT



To the Partners
Quaker Meadows Apartments Company

      We have audited the accompanying balance sheets of Quaker Meadows Apartments Company as of December 31, 1995 and 1994, and the related statements of operations, partners' deficit, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quaker Meadows Apartments Company as of December 31, 1995 and 1994, and the results of its operations, changes in partners' deficit and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                         /s/ Reznick Fedder & Silverman
                           REZNICK FEDDER & SILVERMAN



Baltimore, Maryland
January 30, 1996

                      Quaker Meadows Apartments Company

                                BALANCE SHEETS

                          December 31, 1995 and 1994

                                    ASSETS

                                                           1995        1994
                                                           ----        ----
CURRENT ASSETS
   Cash and cash equivalents                         $   154,566  $   197,822
   Accounts receivable                                     2,772        1,558
   Other receivables                                      16,114        6,522
   Prepaid expenses                                       10,394       10,219
                                                     -----------  -----------
            Total current assets                         183,846      216,121
                                                     -----------  -----------

RESTRICTED FUNDS
   Mortgage escrow deposits                               16,938       16,391
   Reserve for replacements                              265,353      239,160
   Tenants' security deposits                             20,009       19,174
                                                     -----------  -----------
                                                         302,300      274,725
                                                     -----------  -----------
PROPERTY AND EQUIPMENT, less accumulated
   depreciation of $3,526,272 and $3,269,189           4,208,046    4,441,160
                                                     -----------  -----------

DEFERRED FINANCING COSTS, net of accumulated
   amortization of $54,396 and $50,331                    75,755       79,820
                                                     -----------  -----------
            Total assets                             $ 4,769,947  $ 5,011,826
                                                     ===========  ===========

                      LIABILITIES AND PARTNERS' DEFICIT

CURRENT LIABILITIES
   Current maturities of mortgage payable            $    94,935  $    84,413
   Accounts payable and accrued expenses                  42,822       42,481
   Accrued interest payable                               60,082       60,082
   Rent deferred credits                                   2,519        5,102
                                                     -----------  -----------
            Total current liabilities                    200,358      192,078

LONG-TERM LIABILITIES
   Mortgage payable, less current maturities           5,201,613    5,296,548
   Due to general partner                              1,072,952    1,072,952
   Tenants' security deposits                             15,892       16,205
                                                     -----------  -----------
            Total liabilities                          6,490,815    6,577,783

PARTNERS' DEFICIT                                     (1,720,868)  (1,565,957)
                                                     -----------  -----------

Total liabilities and partners' deficit              $ 4,769,947  $ 5,011,826
                                                     ===========  ===========


  The accompanying notes are an integral part of these financial statements.

                      Quaker Meadows Apartments Company

                           STATEMENTS OF OPERATIONS

                 Years ended December 31, 1995, 1994 and 1993


                                                1995       1994       1993
                                                ----       ----       ----
Revenue
   Rental income                           $1,596,066  $1,589,728  $1,574,805
   Vacancies                                   (5,331)       (350)       (993)
   Other income                                27,834      13,819       9,548
                                           ----------  ----------  ----------

            Total revenue                   1,618,569   1,603,197   1,583,360
                                           ----------  ----------  ----------
Expenses
   Operating expenses
     Administration                           122,910     128,528     121,823
     Management fees to affiliate              63,546      63,567      62,785
     Utilities                                125,584     122,063     112,540
     Maintenance and repairs                  310,136     282,689     258,222
     Insurance                                 15,416      16,208      18,083
     Real estate taxes                         65,161       65,218      65,391
                                           ----------  ----------  ----------
            Total operating expenses          702,753      678,273     638,844
                                           ----------  ----------  ----------
   Nonoperating expenses
     Interest                                 671,237     680,607     688,937
     Depreciation and amortization            261,148     258,164     252,264
Incentive management fee to affiliate          45,390      38,239      34,761
   Social services expenses                    23,062       20,081      18,632
                                           ----------  ----------  ----------
Total nonoperating expenses                 1,000,837     997,091     994,594
                                           ----------  ----------  ----------
Total expenses                              1,703,590   1,675,364   1,633,438
                                           ----------  ----------  ----------
EXCESS OF EXPENSES OVER
  REVENUE                                  $  (85,021) $  (72,167) $  (50,078)
                                           ==========  ==========  ==========










  The accompanying notes are an integral part of these financial statements.

                      Quaker Meadows Apartments Company

                       STATEMENTS OF PARTNERS' DEFICIT

                 Years ended December 31, 1995, 1994 and 1993


                                         General      Limited
                                         Partner      Partner         Total
                                         ------       ------          -----

Partners' deficit, December  31, 1992  $(311,725)   $(1,011,469)  $(1,323,194)

Distributions                             (2,918)       (55,457)      (58,375)

Excess of expenses over revenue           (2,504)       (47,574)      (50,078)
                                       ---------    -----------   -----------

Partners' deficit, December 31, 1993    (317,147)    (1,114,500)   (1,431,647)

Distributions                             (3,107)       (59,036)      (62,143)

Excess of expenses over revenue           (3,608)       (68,559)      (72,167)
                                       ---------    -----------   -----------

Partners' deficit, December 31, 1994    (323,862)    (1,242,095)   (1,565,957)

Distributions                             (3,494)       (66,396)      (69,890)

Excess of expenses over revenue           (4,251)       (80,770)      (85,021)
                                       ---------    -----------   -----------

Partners' deficit, December 31, 1995   $(331,607)   $(1,389,261)  $(1,720,868)
                                       =========    ===========   ===========


   Profit and loss sharing percentage          5%            95%          100%
                                               ==           ====          ====




  The accompanying notes are an integral part of these financial statements.

                      Quaker Meadows Apartments Company

                           STATEMENTS OF CASH FLOWS

                 Years ended December 31, 1995, 1994 and 1993


                                                1995       1994       1993
                                                ----       ----       ----

Cash flows from operating activities
  Rental income received                   $1,572,590  $1,588,714  $1,569,771
  Interest received                            22,043      13,212      12,184
  Other income received                        10,547       2,233          42
  Administration expenses paid               (122,910)   (137,263)   (122,857)
  Management fees paid                        (63,546)    (63,567)    (62,785)
  Utilities paid                             (119,506)   (122,063)   (104,641)
  Maintenance and repair expenses paid       (315,873)   (312,077)   (217,647)
  Real estate taxes paid                      (65,161)    (65,218)    (65,319)
  Property insurance paid                     (16,081)    (15,834)    (18,083)
  Interest paid on mortgage                  (670,747)   (680,102)   (688,937)
  Incentive fees paid                         (68,452)    (58,320)    (53,393)
  Increase in mortgage escrow deposits           (547)     (5,463)         -
  Net security deposits (paid) received        (1,148)       (863)        280
                                            ---------   ---------    --------

      Net cash provided by operating
         activities                           161,209    143,389   248,615
                                            ---------   ---------    --------

Cash flows from investing activities
  Acquisition of land, building and equipment (23,969)    (13,751)    (61,602)
  Increase in reserve for replacements        (26,193)    (26,565)        (63)
                                            ---------   ---------    --------
      Net cash used in investing activities   (50,162)    (40,316)    (61,665)

Cash flows from financing activities
  Repayment of mortgage payable               (84,413)    (75,058)    (66,739)
  Distributions                               (69,890)    (62,143)    (58,375)
                                            ---------   ---------    --------
      Net cash used in financing activities  (154,303)   (137,201)   (125,114)
                                            ---------   ---------    --------
NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                   (43,256)    (34,128)     61,836

Cash and cash equivalents, beginning          197,822     231,950     170,114
                                            ---------   ---------    --------
Cash and cash equivalents, ending           $ 154,566   $ 197,822    $231,950
                                            =========   =========    ========

                      Quaker Meadows Apartments Company

                 Years ended December 31, 1995, 1994 and 1993


                                                 1995       1994       1993
                                                 ----       ----       ----

Reconciliation of excess of expenses
 over revenue to net cash provided by
 operating activities
  Excess of expenses over revenue           $  (85,021) $  (72,167) $  (50,078)
  Adjustments to reconcile excess of
   expenses over revenue to net cash
   provided by operating activities
    Depreciation and amortization              261,148     258,164     252,264
    Changes in assets and liabilities
      (Increase) decrease in accounts
          receivable                          (10,806)       1,073       2,831
      Increase in mortgage escrow deposits       (547)      (5,463)          -
      (Increase) decrease in tenants'
          security deposits - net              (1,148)        (864)        280
      (Increase) decrease in prepaid expenses    (175)         879      (1,034)
      Increase (decrease) in accounts payable
        and accrued expenses                      341      (38,122)     48,546
      Decrease in rent deferred credits        (2,583)        (111)     (4,194)
                                           ----------  -----------   ----------

      Net cash provided by operating
          activities                       $  161,209   $  143,389   $  248,615
                                           ==========   ==========   ==========

















  The accompanying notes are an integral part of these financial statements.

                      Quaker Meadows Apartments Company

                       December 31, 1995, 1994 and 1993


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The Partnership was formed as a limited partnership under the laws of the State of Massachusetts on February 1, 1982, for the purpose of constructing and operating a rental housing project under Massachusetts Housing Finance Agency's (MHFA) housing program. The project consists of 104 units located in Lynn, Massachusetts and is currently operating under the name of Quaker
   Meadows Apartments. All leases between the Partnership and tenants of the property are operating leases.

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   Cash and Cash Equivalents

   Cash and cash equivalents consist of all highly liquid debt instruments with maturities of three months or less when acquired, stated at cost which approximates fair value.

   Property and Equipment

   Property and equipment are carried at cost. The Partnership provides for depreciation by use of the straight-line method over estimated useful lives of the assets as follows: buildings, 30 years, and equipment, 3-8 years.

   Deferred Financing Costs

   Deferred financing costs, which consist principally of financing fees are amortized by the straight-line method over the life of the related debt.

   Rental Income

Rental income is recognized as rentals become due. Rental payments received in advance are deferred until earned.

   Income Taxes

   No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

NOTE B - CASH HELD IN ESCROW FOR TENANTS' SECURITY DEPOSITS

   At December 31, 1995 and 1994, the Partnership maintained tenants' security deposits of $20,009 and $19,174 in an interest-bearing escrow bank account and U.S. Treasury bills, with a maturity of six months or less when acquired, stated at cost, which approximates market.

NOTE C - MORTGAGE PAYABLE

   The mortgage payable represents a permanent mortgage from the Massachusetts Housing Finance Agency (MHFA), due September 1, 2013, and payable in equal monthly installments of $62,930 (principal and interest) at an interest rate of 12.5%. The terms of the permanent mortgage also require monthly escrow deposits for real estate taxes and a replacement reserve.

   The liability of the Partnership under the mortgage is limited to the underlying value of the real estate, plus other amounts deposited with the lender.

   Aggregate maturities of the mortgage payable for the five years following December 31, 1995 are as follows:

                1996                          $ 94,935
                1997                          $106,768
                1998                          $119,880
                1999                          $135,044
                2000                          $151,877

   Management  believes it is not  practical  to estimate  the fair value of the
   mortgage   payable   insured   by  MHFA   because   programs   with   similar
   characteristics are not currently available to the Partnership.

NOTE D - HOUSING ASSISTANCE PAYMENT AGREEMENT

   The Federal Housing Administration (FHA) has contracted with the Partnership under Section 8 of Title II of the Housing and Community Development Act of 1974, to make housing assistance payments to the Partnership on behalf of qualified tenants. The agreement expires May 2002 and has two five-year renewal options. Total housing assistance payments received during 1995, 1994 and 1993 were $1,335,437, $1,321,357, and $1,301,889, respectively.


NOTE E - RECONCILIATION OF FINANCIAL STATEMENT INCOME TO TAX BASIS INCOME

   The reconciliation of the loss reported in the accompanying statement of operations with the loss reported on a federal income tax basis follows:

                                              1995      1994         1993
                                              ----      ----         ----

   Net loss per statement of operations    $(85,021)   $(72,167)   $(50,078)
   Decrease (increase) in depreciation        8,071     (18,503)    (36,813)
     (Decrease) increase in deferred
        rental income                        (2,583)       (111)     (4,194)
                                           --------    --------    --------
     Loss for federal income tax purposes  $(79,533)   $(90,781)   $(91,085)
                                           ========    ========    ========

NOTE F - RELATED PARTY TRANSACTIONS

   At December 31, 1995 and 1994, due to the general partner consists of development advances totaling $1,072,952. These advances are non-interest bearing and payable from proceeds upon the sale or refinancing of the project as defined in the Partnership agreement.

   Management fees of 4% of gross receipts are paid to CMJ Management Company, Inc., an affiliate of the general partner, for its services as management agent to the project, pursuant to a management agreement approved by MHFA. Such fees amounted to $63,546, $63,567, and $62,785, and for the years ended December 31, 1995, 1994 and 1993, respectively. In addition, CMJ Management Company, Inc., received incentive management fees of $45,390, $38,239 and $34,761 for the years ended December 31, 1995, 1994 and 1993 respectively.

   CMJ Management Company, Inc., an affiliate of the general partner, makes monthly expenditures (primarily payroll, central office accounting, direct marketing and insurance costs) on behalf of the Partnership which are reimbursed the following month.

NOTE G - CONCENTRATION OF CREDIT RISK

   The Partnership maintains its cash balances with one bank, which consists of an overnight repurchase agreement backed by government securities and an operating checking account. Account balances are insured by the Federal Deposit Insurance Corporation up to $100,000 by each bank. The Partnership also has a reserve for replacements and escrow funds totaling $282,291 on deposit with the Massachusetts Housing Finance Agency.

                         INDEPENDENT AUDITORS' REPORT



To the Partners
South Laurel Apartments Limited Partnership

      We have audited the accompanying balance sheets of South Laurel Apartments Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Laurel Apartments Limited Partnership as of December 31, 1995 and 1994, and the results of its operations, changes in partners' deficit and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                         /s/ Reznick Fedder & Silverman
                           REZNICK FEDDER & SILVERMAN


Baltimore, Maryland
January 27, 1996

                 South Laurel Apartments Limited Partnership

                                BALANCE SHEETS

                          December 31, 1995 and 1994

                                    ASSETS

                                                           1995         1994
                                                           ----         ----
CURRENT ASSETS
   Cash and cash equivalents                          $   282,541 $   329,635
   Accounts receivable                                     98,186      67,210
   Other receivables                                       63,452      10,134
   Prepaid expenses                                       171,166     214,272
                                                     -----------  -----------
            Total current assets                          615,345     621,251

                                                     -----------  -----------
RESTRICTED DEPOSITS AND FUNDED RESERVES
   Tenants' security deposits                             110,774     115,697
   Mortgage escrow deposits                               159,086     169,745
   Reserve for replacements                               124,923     210,867
                                                     -----------  -----------
                                                          394,783     496,309
                                                     -----------  -----------
PROPERTY AND EQUIPMENT, less accumulated
   depreciation of $5,949,207 and $5,515,858           9,189,556    9,352,404
                                                     -----------  -----------

DEFERRED FINANCING COSTS, net of accumulated
   amortization of $161,272 and $149,110                 349,454      361,616
                                                     -----------  -----------

            Total assets                             $10,549,138  $10,831,580
                                                     ===========  ===========

                      LIABILITIES AND PARTNERS' DEFICIT

CURRENT LIABILITIES
   Current maturities of mortgage payable            $   132,273  $  122,744
   Accounts payable and accrued expenses                 151,002     146,012
   Accrued interest payable                               75,746      76,513
   Rent deferred credits                                  56,668      32,074
   Deferred income - laundry                              45,000      50,000
                                                     -----------  -----------
            Total current liabilities                    460,689     427,343

LONG-TERM LIABILITIES
   Mortgage payable, less current maturities          11,987,062  12,119,335
   Due to general partner                                645,989     645,989
   Tenants' security deposits                            106,558      99,501
                                                     -----------  -----------

            Total liabilities                         13,200,298  13,292,168
PARTNERS' DEFICIT                                     (2,651,160) (2,460,588)
                                                     ----------- -----------
Total liabilities and partners' deficit              $10,549,138 $10,831,580
                                                     =========== ===========

  The accompanying notes are an integral part of these financial statements.

                 South Laurel Apartments Limited Partnership

                           STATEMENTS OF OPERATIONS

                 Years ended December 31, 1995, 1994 and 1993


                                              1995        1994         1993
                                              ----        ----         ----

Revenue
   Rental income                           $4,188,172  $4,230,214  $4,295,874
   Vacancies                                 (210,793)   (233,900)   (466,248)
   Financial revenue                           27,955      15,885      15,232
   Other income                                87,625      81,660      82,531
                                           ----------  ----------  ----------

            Total revenue                   4,092,959   4,093,859   3,927,389
                                           ----------  ----------  ----------

Expenses
   Operating expenses
   Marketing                                  118,426      99,484     262,768
   Administration                             368,243     434,060     337,689
   Utilities                                  556,935     553,622     593,199
   Management fee                             215,298     211,572     205,377
   Maintenance and repairs                    647,209     588,592     538,752
   Salaries                                   545,833     498,319     461,609
   Insurance                                   68,236      85,604     102,767
   Real estate taxes                          264,590     257,736     265,935
                                           ----------  ----------  ----------

            Total operating expenses        2,784,770   2,728,989   2,768,096
                                           ----------  ----------  ----------

   Nonoperating expenses
     Interest                                 913,226     922,124     933,875
     Mortgage insurance premium                60,882      61,475      62,025
     Depreciation and amortization            445,511     413,901     388,703
     Incentive management fee                     806          -       23,563
     Miscellaneous financial expenses           4,142      3,801            -
                                           ----------  ----------  ----------

            Total nonoperating expenses     1,424,567   1,401,301   1,408,166
                                           ----------  ----------  ----------

            Total expenses                  4,209,337   4,130,290   4,176,262
                                           ----------  ----------  ----------


EXCESS OF EXPENSES OVER REVENUE            $ (116,378) $  (36,431) $ (248,873)
                                           ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

                 South Laurel Apartments Limited Partnership

                       STATEMENTS OF PARTNERS' DEFICIT

                 Years ended December 31, 1995, 1994 and 1993

                          Special     Class A    Class B
                          General     Limited    Limited     Limited
                          Partners    Partners   Partner     Partners    Total
                          -------     -------    -------     -------     -----

Partners' deficit,
  December 31, 1992   $ (97,479) $(1,241,052) $(263,986)  $(445,663)$(2,048,180)

Distributions            (1,083)      (4,333)   (92,079)    (10,833)   (108,328)

Excess of expenses over
  revenue                (2,489)      (9,955)  (211,542)    (24,887)   (248,873)
                      ---------   ----------  ---------    --------  ----------

Partners' deficit,
  December 31, 1993    (101,051)  (1,255,340)  (567,607)   (481,383)(2,405,381)

Distributions              (188)        (751)   (15,960)     (1,877)  (18,776)

Excess of expenses over
  revenue                  (364)      (1,457)   (30,967)     (3,643)   (36,431)
                      ---------   ----------  ---------    --------  ----------

Partners' deficit,
  December 31, 1994    (101,603)  (1,257,548)  (614,534)   (486,903)(2,460,588)

Distributions              (742)      (2,967)   (63,065)     (7,420)   (74,194)

Excess of expenses over
  revenue                (1,164)      (4,655)   (98,921)    (11,638)  (116,378)
                      ---------   ----------  ---------    --------  ----------

Balance, December 31,
  1995                 $(103,509)$(1,265,170) $(776,520)  $(505,961)$(2,651,160)
                       ========= ===========  =========   =========  ==========


Profit and loss sharing
  percentage              1%           4%         85%         10%     100%
                          ==           ==         ===         ===     ====

  The accompanying notes are an integral part of these financial statements.

                 South Laurel Apartments Limited Partnership

                           STATEMENTS OF CASH FLOWS

                 Years ended December 31, 1995, 1994 and 1993


                                               1996        1995       1994
                                               ----        ----       ----
Cash flows from operating activities
  Rental income received                  $ 3,970,997  $3,985,744  $3,845,652
  Interest received                            21,737      15,694       9,348
  Other income received                        82,130      82,103      62,386
  Administration expenses paid               (616,037)   (642,875)   (711,618)
  Management fees paid                       (215,298)   (224,966)   (205,377)
  Utilities paid                             (543,544)   (583,140)   (565,116)
  Maintenance and repairs expenses paid    (1,026,412)   (893,727)   (784,262)
  Real estate taxes paid                     (265,876)   (253,363)   (272,051)
  Payroll taxes paid                          (45,663)    (50,570)    (53,534)
  Property insurance paid                     (46,696)    (24,158)    (33,752)
  Other taxes and insurance paid              (36,565)    (55,401)    (72,827)
  Mortgage insurance paid                      (1,465)    (60,682)   (123,700)
  Interest paid on mortgage                  (913,993)   (922,836)   (931,041)
  Miscellaneous financial expenses paid        (4,142)     (3,801)     (3,494)
  (Increase) decrease in mortgage
      escrow deposits                          11,980     (59,029)     58,522
  Mortgagor entity expenses paid                 (806)         -      (23,563)
  Net security deposits received (paid)        10,659      52,083      (2,340)
                                           ----------   ---------   ---------
        Net cash provided by operating
           activities                         381,006     361,076     193,233
                                           ----------   ---------   ---------

Cash flows from investing activities
  Additions to property and equipment        (270,501)   (155,382)   (133,154)
  Deposits to reserve for replacements        (52,520)   (120,744)    (52,520)
  Withdrawals from reserve for replacements    91,859     153,186     162,094
                                           ----------   ---------   ---------
        Net cash used in investing
          activities                         (231,162)   (122,940)    (23,580)
                                           ----------   ---------   ---------
Cash flows from financing activities
  Mortgage principal payments                (122,744)   (113,902)   (105,696)
  Distributions to partners                   (74,194)    (18,776)   (108,328)
                                           ----------   ---------   ---------
        Net cash used in financing
           activities                        (196,938)    (132,678)  (214,024)
                                           ----------   ---------   ---------
        NET (DECREASE) INCREASE IN
          CASH AND CASH EQUIVALENTS          (47,094)      105,458     (44,371)

Cash and cash equivalents, beginning          329,635      224,177     268,548
                                           ----------   ---------   ---------
Cash and cash equivalents, ending         $   282,541  $  329,635  $  224,177
                                          ===========  ==========  ==========

                 South Laurel Apartments Limited Partnership

                 Years ended December 31, 1995, 1994 and 1993


                                               1996        1995        1994
                                               ----        ----        ----

Reconciliation of excess of expenses
  over revenue to net cash provided
  by operating activities
  Excess of expenses over revenue         $  (116,378) $  (36,431) $ (248,873)
  Adjustments to reconcile excess of
    expenses over revenue to net cash
    provided by operating activities
    Depreciation                              433,349     401,739     376,541
    Amortization                               12,162      12,162      12,162
    Interest on reserve for replacements       (6,218)       (191)     (5,884)
    Changes in assets and liabilities
      (Increase) decrease in tenant
       accounts receivable                    (30,976)     17,829      (1,638)
      (Increase) decrease in accounts
       receivable - other                        (495)      5,443     (15,145)
      Decrease (increase) in prepaid expenses  43,106       7,129     (65,670)
      Decrease (increase) in mortgage escrow
        deposits                               10,659     (59,029)     58,522
      Increase (decrease) in accounts payable
        and accrued expenses                    4,990      (5,547)     73,557
      Decrease in accrued interest payable       (767)       (712)       (660)
      Tenants' security deposits received
        (paid) -  net                          11,980      52,083      (2,340)
      Increase (decrease) in rent -
          deferred credits                     24,594     (28,399)     17,661
      Decrease in deferred laundry income      (5,000)     (5,000)     (5,000)
                                           ----------   ---------   ---------

        Net cash provided by operating
          activities                       $  381,006   $ 361,076  $  193,233
                                           ==========   =========  ==========




  The accompanying notes are an integral part of these financial statements.

                 South Laurel Apartments Limited Partnership

                       December 31, 1995, 1994 and 1993

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

   The Partnership was formed as a limited partnership under the laws of the State of Maryland on June 30, 1983, for the purpose of constructing and operating a rental housing project under Section 221(d)(4) of the National Housing Act. The project consists of 520 units located in Laurel, Maryland and is currently operating under the name of Villages at Montpelier. All leases between the Partnership and the tenants of the property are operating leases.

   Cash distributions are limited by agreements between the Partner-ship and HUD to the extent of surplus cash as defined by HUD.

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   Cash and Cash Equivalents

   Cash and cash equivalents consist of cash and repurchase agree-ments with a bank with maturities of three months or less when acquired, stated at cost, which approximates market.

   Property and Equipment

   Property and equipment are carried at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives by use of the straight-line method for financial reporting purposes. For income tax purposes, accelerated lives and methods are used.

   Deferred Financing Costs

   Deferred financing costs are amortized over the term of the mortgage using the straight-line method.

   Rental Income

   Rental income is recognized as rentals become due. Rental payments received in advance are deferred until earned.

   Income Taxes

   No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

NOTE B - CASH HELD IN ESCROW FOR TENANTS' SECURITY DEPOSITS

   At December 31, 1995 and 1994, the Partnership maintained tenant security deposits of $11,906 and $16,476, respectively, in an interest-bearing escrow bank account. At December 31, 1995, tenant security deposits included $98,868 in a U.S. Treasury Bill at a 5.45% interest rate which matures March 21, 1996. At December 31, 1994, tenant security deposits included $99,221 in a U.S. Treasury Bill at a 5.5% interest rate which matured on February 23, 1995. The investments in U.S. Treasury Bills are held to maturity and are carried at cost which approximates market.


NOTE C - MORTGAGE PAYABLE

   The mortgage is insured by the Federal Housing Administration (FHA) and collateralized by a deed of trust on the rental property. The mortgage, which is due December 1, 2023, is payable in equal monthly installments of principal and interest totalling $86,395 and bears interest at a rate of 7.5%. Interest incurred during 1995, 1994, and 1993 amounted to $913,226, $922,124, and $933,875, respectively.

   Under agreements with the mortgage lender and FHA, the Partnership is required to make monthly escrow deposits for taxes, insurance and replacement of partnership assets, and is subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners.

   The liability of the Partnership under the mortgage is limited to the underlying value of the real estate, plus other amounts deposited with the lender.

   Aggregate maturities of the mortgage payable for the five years following December 31, 1995 are as follows:

                1996                          $132,273
                1997                          $142,542
                1998                          $153,608
                1999                          $165,533
                2000                          $178,384

   Management believes it is not practical to estimate the fair value of the mortgage payable insured by FHA because programs with similar characteristics are not currently available to the Partnership.

NOTE D - HOUSING ASSISTANCE PAYMENT AGREEMENT

   FHA contracted with the Partnership under Section 8 of Title II of the Housing and Community Development Act of 1974, to make housing assistance payments to the Partnership on behalf of qualified tenants for 20% of the rental units. The agreement expires July 31, 1997. Total housing assistance payments received during 1995, 1994, and 1993 were $677,108, $694,002, and $685,324, respectively.


NOTE E - RELATED PARTY TRANSACTIONS

   Due to General Partner

   At December 31, 1995 and 1994, due to general partner consists of unpaid development advances of $645,989. These advances are non-interest bearing and payable from proceeds upon sale or refinancing of the project after certain priority payments as defined in the Partnership agreement.

   Management Fees

   Management  fees of  5.25%  of gross  receipts  are  paid to CMJ  Man-agement
   Company, Inc., an affiliate of the general partner, for its services as management agent to the project pursuant to a management agreement approved by HUD. Such fees amounted to $215,298, $211,572, and $205,377 for the years ended December 31, 1995, 1994 and 1993, respectively. In addition, CMJ Management Company, Inc., received incentive management fees of $808, $ - 0 -, and $23,563 for the years ended December 31, 1995, 1994 and 1993, respectively.

   Reimbursed Costs

   CMJ Management Company, Inc., an affiliate of the general part-ner, makes monthly expenditures (primarily payroll, central office accounting, direct marketing and insurance costs) on behalf of the Partnership which are reimbursed the following month.


NOTE F - TAX BASIS LOSS

   The reconciliation of the excess of expenses over revenue reported in the accompanying statement of operations with the loss reported on a federal income tax basis follows:

                                              1995         1994       1993
                                              ----         ----       ----

     Excess of expenses over
        revenue per statement
        of profit and loss                $(116,378)   $ (36,431)   $(248,873)
     Increase (decrease) in
        deferred rental and
        laundry income                       19,593      (33,399)      12,661
     Additional depreciation
        and amortization                   (181,224)    (172,836)    (190,322)
                                         ----------   ----------    ---------

     Loss for federal income
        tax purposes                      $(278,009)   $(242,666)   $(426,534)
                                          =========    =========    =========

NOTE G - CONCENTRATION OF CREDIT RISK

   The Partnership maintains its cash balances in two banks. The operating account consists of an overnight repurchase agreement backed by government securities and a checking account. The tenant security deposit accounts are held in trust and consist of a checking account and a United States Treasury Bill. The balances are insured up to $100,000 by each bank. The Partnership also has $284,009 of money market funds held in escrow by Reilly Mortgage Group, Inc., carried at cost, which approximates fair value.

                         INDEPENDENT AUDITORS' REPORT



To the Partners
Marvin Gardens Associates

      We have audited the accompanying balance sheets of Marvin Gardens Associates as of December 31, 1995 and 1994, and the related statements of operations, partners' deficit, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marvin Gardens Associates as of December 31, 1995 and 1994, and the results of its operations, changes in its partners' deficit and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                         /s/ Reznick Fedder & Silverman
                           REZNICK FEDDER & SILVERMAN


Baltimore, Maryland
January 27, 1996

                          Marvin Gardens Associates

                                BALANCE SHEETS

                          December 31, 1995 and 1994

                                    ASSETS

                                                     1995             1994
                                                     ----             ----
CURRENT ASSETS
   Cash                                          $   15,301        $   65,733
   Accounts receivable                                  837               812
   Accounts receivable - tenant subsidy               3,221             3,036
   Prepaid expenses                                   6,643             6,046
                                                 ----------        ----------
            Total current assets                     26,002            75,627
                                                 ----------        ----------

RESTRICTED DEPOSITS AND FUNDED RESERVES
   Tenants' security deposits                         9,241             8,865
   Real estate tax impound fund                       6,128             6,319
   Replacement reserve fund                         116,539           123,853
   Insurance impound fund                             4,190             3,902
   Interest income receivable - impounds              1,198             1,098
                                                 ----------        ----------
                                                    137,296           144,037
                                                 ----------        ----------

PROPERTY AND EQUIPMENT, less accumulated
   depreciation of $964,277 and $891,240          1,443,439         1,483,640
                                                 ----------        ----------

DEFERRED FINANCING COSTS, net of accumulated
   amortization of $18,199 and $16,859               28,170            29,510
                                                 ----------        ----------

            Total assets                         $1,634,907       $ 1,732,814
                                                 ==========       ===========

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES
   Current maturities of mortgage payable    $       46,375    $       42,757
   Accounts payable                                  14,539            13,736
   Accrued expenses                                   4,241             3,886
   Deferred rental income                             2,055                 -
                                                 ----------        ----------
            Total current liabilities                67,210            60,379

Mortgage payable, less current maturities         1,660,927         1,707,302
Due to general partner                              194,019           194,019
Tenants' security deposits                            6,960             6,773
                                                 ----------        ----------
            Total liabilities                     1,929,116         1,968,473

PARTNERS' DEFICIT                                  (294,209)         (235,659
                                                 ----------        ----------)

Total liabilities and partners'  deficit         $1,634,907        $1,732,814
                                                 ==========        ==========


  The accompanying notes are an integral part of these financial statements.

                          Marvin Gardens Associates

                           STATEMENTS OF OPERATIONS

                 Years ended December 31, 1995, 1994 and 1993


                                               1995        1994        1993
                                               ----        ----        ----
Revenue
   Rental income                             $409,395    $399,915    $392,060
   Vacancies                                   (1,533)     (2,258)       (901)
   Financial revenue                            7,817       5,989       6,669
   Other income                                 3,174       3,430       3,451
                                             --------    --------    --------

            Total revenue                     418,853     407,076     401,279
                                             --------    --------    --------

Expenses
   Operating expenses
     Administration                            15,866      17,876      12,677
     Utilities                                 27,992      22,262      19,051
     Management fee                            17,052      15,852      14,652
     Maintenance and repairs                   73,953      58,546      68,196
     Salaries                                  57,141      55,854      52,215
     Insurance                                  7,839       7,361       6,320
     Real estate taxes                         21,824      21,152      19,888
                                             --------    --------    --------

            Total operating expenses          221,667     198,903     192,999
                                             --------    --------    --------

   Non-operating expenses
     Interest                                 141,056     144,392     147,467
     Depreciation and amortization             74,377      70,272      69,033
     Incentive management fee                  12,090       1,970           -
                                             --------    --------    --------

            Total non-operating expenses      227,523     216,634     216,500
                                             --------    --------    --------

            Total expenses                    449,190     415,537     409,499
                                             --------    --------    --------
EXCESS OF EXPENSES OVER
  REVENUE                                   $ (30,337)   $ (8,461)   $ (8,220)
                                            =========    ========    ========


  The accompanying notes are an integral part of these financial statements.

                          Marvin Gardens Associates

                       STATEMENTS OF PARTNERS' DEFICIT

                 Years ended December 31, 1995, 1994 and 1993



                                               Special
                                    General    Limited   Limited
                                    Partner    Partner   Partner      Total
                                    -------    -------   -------      ------

Beginning, December 31, 1992      $(7,904)   $(65,738)  $(124,255)   $(197,897)

Distributions                         (81)       (322)     (7,648)      (8,051)

   Excess of expenses over revenue    (82)       (329)     (7,809)      (8,220)
                                   ------    --------   ---------    ---------

Balance, December 31, 1993         (8,067)    (66,389)   (139,712)    (214,168)

Distributions                        (130)       (521)    (12,379)     (13,030)

   Excess of expenses over revenue    (85)       (338)     (8,038)      (8,461)
                                   ------    --------   ---------    ---------

Balance, December 31, 1994         (8,282)    (67,248)   (160,129)    (235,659)

Distributions                        (282)     (1,129)    (26,802)     (28,213)

   Excess of expenses over revenue   (303)     (1,214)    (28,820)     (30,337)
                                   ------    --------   ---------    ---------

Balance, December 31, 1995        $(8,867)   $(69,591)  $(215,751)   $(294,209)
                                  =======    ========   =========    =========


   Profit and loss
     sharing percentage                1%          4%          95%        100%
                                       ==         ==           ===        ====















  The accompanying notes are an integral part of these financial statements.

                          Marvin Gardens Associates

                           STATEMENTS OF CASH FLOWS

                 Years ended December 31, 1995, 1994 and 1993



                                               1995       1994         1993
                                               ----       ----         ----

Cash flows from operating activities
  Rental income received                    $ 409,707  $ 393,918    $ 398,713
  Interest received                             1,797      1,884        1,571
  Other income received                         3,074      3,430        3,451
  Administration expenses paid                (15,866)   (17,876)     (12,676)
  Management fees paid                        (16,952)   (15,852)     (14,615)
  Utilities paid                              (26,892)   (22,262)     (21,396)
  Salaries and wages paid                     (43,690)   (42,383)     (39,336)
  Maintenance and repairs expenses paid       (74,165)   (71,309)     (63,664)
  Real estate taxes paid                      (21,824)   (21,152)     (19,888)
  Payroll taxes paid                          (13,281)   (13,471)     (12,859)
  Property and other insurance paid            (8,436)    (7,433)      (7,160)
  Interest paid on mortgage                  (141,056)  (144,392)    (147,467)
  Decrease (increase) in real estate
     tax impound fund                              191       (35)        (210)
  Incentive management fee paid               (12,090)    (1,970)          -
  Increase in insurance impound fund             (288)      (196)        (234)
  Net security deposits (paid) received          (189)        (1)          89
                                             --------   --------    ---------

        Net cash provided by operating
           activities                          40,040     40,900       64,319
                                             --------   --------    ---------

Cash flows from investing activities
  Additions to property and equipment         (32,836)    (9,776)     (14,034)
  Deposits to reserve for replacements        (16,064)   (15,700)     (15,426)
  Withdrawals from reserve for replacements    29,398     37,473       22,919
                                             --------   --------    ---------

        Net cash (used in) provided
          by investing activities            (19,502)     11,997       (6,541)
                                             --------   --------     ---------

Cash flows from financing activities
  Repayment of mortgage payable              (42,757)   (39,422)      (36,346)
  Distributions                              (28,213)   (13,030)       (8,051)
                                            --------    --------    ---------

        Net cash used in financing
          activities                         (70,970)   (52,452)      (44,397)
                                            --------   --------     ---------

        NET (DECREASE) INCREASE IN CASH       (50,432)       445       13,381

Cash, beginning                                65,733     65,288       51,907
                                             --------   --------    ---------

Cash, ending                                $  15,301  $  65,733    $  65,288
                                            =========  =========    =========

                          Marvin Gardens Associates

                 Years ended December 31, 1995, 1994 and 1993


                                                 1995       1994       1993
                                                 ----       ----       ----

Reconciliation of excess of expenses over
revenue to net cash provided by operating
activities
  Excess of expenses over revenue           $ (30,337) $  (8,461)   $  (8,220)
  Adjustments to reconcile excess of
  expenses over revenue to net cash
  provided by operating activities
    Depreciation                               73,037     68,932       67,693
    Amortization of deferred financing costs    1,340      1,340        1,340
    Interest earned on reserve for
     replacements                              (6,020)    (5,457)      (5,151)
    Changes in assets and liabilities
        (Increase) decrease in accounts
          receivable - rent subsidy              (185)    (3,036)       7,711
      Increase in tenant accounts receivable      (25)      (676)         (99)
      (Increase) decrease in interest income
        receivable - impounds                    (100)     1,352           23
      Increase in prepaid expense                (597)       (72)        (840)
      Decrease (increase) in real estate tax
        impound fund                              191        (35)        (210)
      Increase in insurance impound fund         (288)      (196)        (234)
      Increase (decrease) in accounts payable -
        trade                                     803    (12,793)       2,244
      Increase in accrued expenses                355         30           31
      Increase (decrease) in deferred rent
      credits                                   2,055       (27)         (58)
      Net security deposits (paid) received      (189)       (1)           89
                                             --------  --------     ---------

        Net cash provided by operating
          activities                        $  40,040  $  40,900    $  64,319
                                            =========  =========    =========















  The accompanying notes are an integral part of these financial statements.

                          Marvin Gardens Associates

                       December 31, 1995, 1994 and 1993


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Marvin Gardens Associates (the Partnership) is a California Limited Partnership which commenced operations in February 1983. The Partnership owns and operates a 37-unit rental housing project (the project). The project operates under Section 8 of the National Housing Act and, therefore, receives monthly rental subsidies from the U.S. Department of Housing and Urban Development (HUD). The agreement expires in July 2003 and has two five year renewal options. For the years ended December 31, 1995, 1994 and 1993, rental subsidies for the project totaled $337,072, $332,339, and $324,256, respectively. All leases between the Partnership and the tenants of the property are operating leases.

   Cash distributions are limited by agreements between the Partner-ship and the California Housing Finance Agency (CHFA) to $20,151 per year to the extent of surplus cash and stated equity, as defined by CHFA. Undistributed amounts are cumulative and may be distributed in subsequent years if future operations provide surplus cash in excess of current requirements.

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   Property and Equipment

   Property and equipment are carried at cost. The Partnership provides for depreciation by use of the straight-line method over estimated useful lives as follows: buildings, 30 years and equipment, 3-8 years.

   Deferred Financing Costs

   Deferred financing costs are amortized by the straight-line method over the life of the related debt.

   Rental Income

   Rental income is recognized as rentals become due. Rental payments received in advance are deferred until earned.

   Income Taxes

   No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

NOTE B - CASH HELD IN TENANTS' SECURITY DEPOSIT FUND

   At December 31, 1995 and 1994, the Partnership maintained tenants' security deposit fund balances of $9,241 and $8,865, respectively, in an interest bearing bank account and a certificate of deposit.

NOTE C - MORTGAGE PAYABLE

   The mortgage payable represents a mortgage from the CHFA which is due on June 1, 2013 and is collateralized by a deed of trust on the rental property and the CHFA has been granted a security interest in rental subsidies. The terms of the mortgage require monthly principal and interest payments of $15,138 and bear interest at the rate of 8.15%. Interest charged to operations during 1995, 1994 and 1993 amounted to $141,056, $144,392, and $147,467, respectively. Terms of the loan agreement also require monthly escrow deposits to be made to fund real estate tax, insurance, and a replacement reserve account.

   The liability of the Partnership under the mortgage is limited to the underlying value of the real estate, plus other amounts deposited with the lender.

   Aggregate maturities of the mortgage payable for the five years following December 31, 1995 are as follows:

                1996                           $46,375
                1997                           $50,299
                1998                           $54,555
                1999                           $59,171
                2000                           $64,178

   Management believes it is not practical to estimate the fair value of the mortgage payable to CHFA because programs with similar characteristics are not currently available to the Partnership.

NOTE D - RECONCILIATION OF FINANCIAL STATEMENT INCOME TO TAX BASIS INCOME

   The reconciliation of the excess (deficiency) of revenue over expenses reported in the accompanying statements of operations with the loss reportable on a federal income tax basis for the years ended December 31, 1995, 1994 and 1993 follows:

                                               1995        1994        1993
                                               ----        ----        ----

     Excess of expenses over
        revenue per statements
        of operations                        $(30,337)   $ (8,461)   $ (8,220)
     Additional depreciation for
        tax purposes                          (12,556)    (12,630)    (30,730)
        Deferred rental income adjustments      2,055         (27)        (58)
                                             --------   ---------    --------

     Loss for federal income tax
        purposes                             $(40,838)   $(21,118)   $(39,008)
                                             ========    ========    ========

NOTE E - RELATED PARTY TRANSACTIONS

   At December 31, 1995 and 1994, due to developer/general partner consisted of development advances of $194,019. These advances are non-interest bearing and payable from proceeds upon sale or refinancing of the project after certain priority payments as defined in the Partnership agreement.

   The Partnership has a contractual management agreement with CMJ Management Company, Inc., an affiliate of the general partner, to provide property management services for the project. CMJ Management Company, Inc. has hired an unaffiliated management agent to provide those services on its behalf. Total management fees paid for each of the years ended December 31, 1995, 1994 and 1993 were $17,052, $15,852, and $14,652, respectively. Effective
   September 1994, CMJ Management Company, Inc. receives 30% of the monthly fee which totaled $5,082 for the year ended December 31, 1995. In addition, for the years ended December 31, 1995 and 1994, incentive fees paid to CMJ Management Company, Inc. totalled $12,090 and $1,970, respectively, based on the prior years surplus cash, as defined.


NOTE F - CONCENTRATION OF CREDIT RISK

   The Partnership's real estate tax impound fund, replacement reserve fund, and insurance impound fund totalling $126,857 as of December 31, 1995 are on deposit with CHFA.

                         INDEPENDENT AUDITORS' REPORT



To the Partners
Colonial Farms, Ltd.

      We have audited the accompanying balance sheets of Colonial Farms, Ltd. as of December 31, 1995 and 1994, and the related statements of operations, partners' deficit, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colonial Farms, Ltd. as of December 31, 1995 and 1994, and the results of its operations, changes in its partners' deficit and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                         /s/ Reznick Fedder & Silverman
                           REZNICK FEDDER & SILVERMAN


Baltimore, Maryland
January 27, 1996

                             Colonial Farms, Ltd.

                                BALANCE SHEETS

                          December 31, 1995 and 1994

                                    ASSETS

                                                          1995          1994
                                                          ----          ----

CURRENT ASSETS
   Cash and cash equivalents                          $   60,141   $  145,241
   Rents receivable                                        5,961        3,686
   Prepaid expenses                                        8,789        8,205
                                                       ---------   ----------

            Total current assets                          74,891      157,132
                                                       ---------   ----------

RESTRICTED FUNDS
   Tenants' security deposits                             22,533       20,488
   Real estate tax impound fund                           14,518       13,511
   Replacement reserve fund                              232,164      212,730
   Insurance impound fund                                  7,023        5,171
   Reserve fund for operations                            40,781       43,478
   Interest income receivable - impounds                   2,431        2,265
                                                       ---------   ----------

                                                         319,450      297,643
                                                       ---------   ----------

PROPERTY AND EQUIPMENT, less accumulated
   depreciation of $1,690,985 and $1,573,369           2,365,370    2,445,064
                                                       ---------   ----------

DEFERRED FINANCING COSTS, net of accumulated
   amortization of $31,309 and $29,032                    44,458       46,735
                                                       ---------   ----------

            Total assets                             $ 2,804,169  $ 2,946,574
                                                     ===========  ===========

                      LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES
   Current maturities of mortgage payable           $     70,134  $    64,024
   Accounts payable                                       22,109       27,724
   Accrued expenses                                       33,736       33,330
   Deferred rental income                                    369           94
                                                       ---------   ----------

            Total current liabilities                    126,348      125,172

Mortgage payable, less current maturities              2,789,928    2,860,062
Due to general partner                                   318,115      318,115
Tenants' security deposits                                17,337       15,699
                                                       ---------   ----------

            Total liabilities                          3,251,728    3,319,048

PARTNERS' DEFICIT                                       (447,559)    (372,474)
                                                       ---------   ----------

Total liabilities and partners' deficit             $  2,804,169  $ 2,946,574
                                                    ============  ===========

     The accompanying notes are an integral part of these financial statements.

                             Colonial Farms, Ltd.

                           STATEMENTS OF OPERATIONS

                 Years ended December 31, 1995, 1994 and 1993


                                               1995        1994          1993
                                               ----        ----          ----

Revenue
Rental income                                $785,378    $776,784   $ 762,473
Vacancies                                     (24,535)    (26,649)    (11,925)
Financial revenue                              16,256      12,817      18,002
Other income                                   10,237       7,132       6,844
                                             --------    --------   ---------

Total revenue                                 787,336     770,084      775,394
                                             --------    --------   ---------

Expenses
Operating expenses
Administration                                 22,779      19,504      23,655
Utilities                                      31,659      30,713      24,426
Management fee                                 39,600      38,435      37,200
Maintenance and repairs                       144,185     139,278     169,881
Salaries                                       65,249      55,219      77,000
Insurance                                      12,074      12,067      10,888
Real estate taxes                              39,762      39,272      38,860
                                             --------    --------   ---------

Total operating expenses                      355,308     334,488     381,910
                                             --------    --------   ---------

Nonoperating expenses
Interest                                      264,913     270,491     275,583
Depreciation and amortization                 119,893     117,523     116,318
Incentive management fee                       16,435      20,109      21,179
Earned surplus reimbursement                   63,571           -     146,574
                                             --------    --------   ---------

Total nonoperating expenses                   464,812     408,123     559,654
                                             --------    --------   ---------

Total expenses                                820,120     742,611     941,564
                                             --------    --------   ---------

EXCESS (DEFICIENCY) OF
  REVENUE OVER EXPENSES                     $ (32,784)  $  27,473  $ (166,170)
                                            =========   =========  ==========


  The accompanying notes are an integral part of these financial statements.

                             Colonial Farms, Ltd.

                       STATEMENTS OF PARTNERS' DEFICIT

                 Years ended December 31, 1995, 1994 and 1993




                                              Special
                                   General    Limited   Limited
                                   Partner    Partner   Partner      Total
                                   -------    -------   -------      -----


Beginning, December 31, 1992     $(17,494)   $(85,864) $ (33,187)   $(136,545)

Distributions                        (988)     (1,483)   (46,948)     (49,419)

 Excess of expenses over revenue   (3,323)     (4,985)  (157,862)    (166,170)
                                ---------    --------  ---------    ---------


Balance, December 31, 1993        (21,805)    (92,332)  (237,997)    (352,134)

Distributions                        (956)     (1,435)   (45,422)     (47,813)

 Excess of revenue over expenses      550         824      26,099      27,473
                                ---------    --------  ---------    ---------

Balance, December 31, 1994        (22,211)    (92,943)  (257,320)    (372,474)

Distributions                        (846)     (1,269)   (40,186)     (42,301)

 Excess of expenses over revenue     (656)       (983)   (31,145)     (32,784)
                                ---------    --------  ---------    ---------

Balance, December 31, 1995       $(23,713)   $(95,195) $(328,651)   $(447,559)
                                =========    ========  =========    =========

Profit and loss sharing percentage      2%         3%       95%          100%
                                        ==         ==       ===          ====

  The accompanying notes are an integral part of these financial statements.

                             Colonial Farms, Ltd.

                           STATEMENTS OF CASH FLOWS

                 Years ended December 31, 1995, 1994 and 1993

                                               1995        1994        1993
                                               ----        ----        ----

Cash flows from operating activities
  Rental income received                    $ 751,795   $ 750,466   $ 750,550
  Interest received                             5,901       5,528       8,913
  Other income received                        10,237       7,132       6,844
  Residual receipts reimbursement paid        (63,571)         -     (146,574)
  Administration expenses paid                (22,779)    (19,504)    (23,574)
  Management fees paid                        (39,500)    (38,435)    (37,200)
  Utilities paid                              (33,372)    (30,713)    (24,426)
  Salaries and wages paid                     (56,258)    (47,327)    (61,393)
  Maintenance and repairs expenses paid      (141,608)   (155,907)   (152,303)
  Real estate taxes paid                      (39,762)    (39,272)    (38,860)
  Payroll taxes paid                           (8,116)     (7,892)    (15,607)
  Property and other insurance paid           (12,658)    (11,971)    (11,918)
  Interest paid on mortgage                  (264,913)   (270,491)   (275,583)
  Incentive management fee paid               (16,435)    (20,109)    (21,179)
  Decrease in residual receipts impound fund       -           -       12,884
  Increase in reserve fund for operations       2,697      (1,816)     (3,890)
  (Increase) decrease in real estate tax
    impound fund                               (1,007)     (1,289)     (1,025)
  Increase in insurance impound fund           (1,852)        (26)       (565)
  Net security deposits received (paid)          (407)        107         777
                                            ---------    --------   ---------
        Net cash provided by (used in)
           operating activities                68,392     118,481     (34,129)
                                            ---------    --------   ---------

Cash flows from investing activities
  Purchases of equipment                      (37,922)         -      (19,934)
  Deposits to reserve for replacements        (22,384)    (22,139)    (21,739)
  Withdrawals from reserve for replacements    13,139      46,506      39,161
                                            ---------    --------   ---------
        Net cash (used in) provided by
          investing activities                (47,167)     24,367      (2,512)
                                            ---------    --------   ---------

Cash flows from financing activities
  Repayment of mortgage payable               (64,024)    (58,446)    (53,354)
  Distributions                               (42,301)    (47,813)    (49,419)
                                            ---------    --------   ---------

     Net cash used in financing activities   (106,325)   (106,259)   (102,773)
                                            ---------    --------   ---------

        NET (DECREASE) INCREASE IN CASH AND
          CASH EQUIVALENTS                    (85,100)     36,589    (139,414)

Cash and cash equivalents, beginning          145,241     108,652     248,066
                                            ---------    --------   ---------

Cash and cash equivalents, ending           $  60,141   $ 145,241   $ 108,652
                                            =========   =========   =========

                             Colonial Farms, Ltd.

                 Years ended December 31, 1995, 1994 and 1993


                                                 1995        1994      1993
                                                 ----        ----      ----
Reconciliation of excess (deficiency) of revenue
over expenses to net cash provided by (used in)
operating activities
  Excess (deficiency) of revenue over
      expenses                                  $ (32,784) $  27,473  $(166,170)
  Adjustments to reconcile excess (deficiency)
  of revenue over expenses to net cash provided
  by operating activities
    Depreciation                               117,616    115,246     114,041
    Amortization of deferred financing costs     2,277      2,277       2,277
    Interest earned on reserve for
      replacements                            (10,189)    (9,847)     (8,431)
    Changes in assets and liabilities
      (Increase) decrease in tenant accounts
        receivable                              (2,275)       504         931
      (Increase) decrease in prepaid expenses     (584)        96      (1,030)
      (Increase) decrease in interest income
        receivable - impounds                     (166)     2,558        (658)
      Net tenants' security deposits received
        (paid)                                    (407)       107         777
      Increase in real estate tax impound fund  (1,007)    (1,289)     (1,025)
      Increase in insurance impound fund        (1,852)       (26)       (565)
      Decrease in residual receipt fund             -          -       12,884
      Increase (decrease) in reserve fund for
        operations                               2,697     (1,816)     (3,890)
      (Decrease) increase in accounts payable   (5,615)   (16,712)     17,577
      Increase in accrued expenses                 406         83          82
      Increase (decrease) in rent deferred
           credits                                 275       (173)       (929)
                                             ---------    --------   ---------
        Net cash provided by (used in) operating
          activities                         $  68,392   $ 118,481   $ (34,129)
                                             =========   =========   =========











  The accompanying notes are an integral part of these financial statements.

                             Colonial Farms, Ltd.

                       December 31, 1995, 1994 and 1993


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Colonial Farms, Ltd. (the Partnership) is a California Limited Partnership which commenced operations in February 1983. The Partnership owns and operates a 100-unit residential project (the project) located in Modesto, California. The project operates under Section 8 of the National Housing Act and, therefore, receives monthly rental subsidies from the U.S. Department of Housing and Urban Development (HUD). The agreement expires June 2002 and has two five-year renewal options. For the years ended December 31, 1995, 1994, and 1993, rental subsidies for the project totaled $586,267, $555,597, and $562,628, respectively. All leases between the Partnership and the tenants of the property are operating leases.

   Cash distributions are limited by agreements between the Partner-ship and the California Housing Finance Agency (CHFA) to $35,299 per year to the extent of surplus cash and stated equity, as defined by CHFA. Undistributed amounts are cumulative and may be distributed in subsequent years if future operations provide surplus cash in excess of current requirements.

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   Cash and Cash Equivalents

   Cash and cash equivalents include cash, money market accounts and U.S. Treasury bills, with a maturity of three months or less when acquired, stated at cost, which approximates market.

   Property and Equipment

   Property and equipment are carried at cost. The Partnership provides for depreciation by using the straight-line method over estimated useful lives as follows: buildings, 30 years and equipment, 8 years.

   Deferred Financing Costs

   Deferred financing costs are amortized by the straight-line method over the life of the related debt.

   Rental Income

   Rental income is recognized as rentals become due. Rental payments received in advance are deferred until earned.

   Income Taxes

   No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

NOTE B - CASH HELD IN TENANTS' SECURITY DEPOSIT FUND

   At December 31, 1995 and 1994, the Partnership maintained tenants' security deposit fund balances of $22,533 and $20,488, respectively, in an interest bearing bank account and a certificate of deposit.

NOTE C - MORTGAGE PAYABLE

   The mortgage payable represents a permanent mortgage from the CHFA which is due on June 1, 2013 and is collateralized by a deed of trust on the rental property and the CHFA has been granted a security interest in rental subsidies. The terms of the mortgage require annual interest of 9.15% and monthly principal and interest payments of $27,411. Interest charged to operations during 1995, 1994, and 1993 amounted to $264,913, $270,491, and $275,583, respectively. Terms of the loan agreement require that monthly escrow deposits be made to fund real estate tax, insurance, and replacement reserve escrow accounts.

   The liability of the Partnership under the mortgage is limited to the underlying value of the real estate, plus other amounts deposited with the lender.

   Aggregate maturities of the mortgage payable for the five years following December 31, 1995 are as follows:

                1996                          $ 70,134
                1997                          $ 76,827
                1998                          $ 84,159
                1999                          $ 92,191
                2000                          $110,990

   Management believes it is not practical to estimate the fair value of the mortgage payable to CHFA because programs with similar characteristics are not currently available to the Partnership.

NOTE D - RECONCILIATION OF FINANCIAL STATEMENT INCOME (LOSS)
         TO TAX BASIS INCOME (LOSS)

   The reconciliation of the excess (deficiency) of revenue over expenses reported in the statements of operations with the income (loss) reported on a federal income tax return for the years ended December 31, 1995, 1994, and 1993 follows:

                                              1995        1994        1993
                                              ----        ----        ----
     Net income (loss) per state-
        ments of operations                 $(32,784)    $ 27,473   $(166,170)
     Additional depreciation for
        tax purposes                         (17,603)     (18,120)    (49,454)
     Deferred rental income
        adjustments                              275         (173)       (929)
                                             -------      -------     -------
     Income (loss) for federal
        income tax purposes                 $(50,112)   $   9,180   $(216,553)
                                            ========    =========   =========

NOTE E - RELATED PARTY TRANSACTIONS

   At December 31, 1995 and 1994, due to developer/general partner consisted of development advances of $318,115. These advances are non-interest bearing and payable from proceeds upon sale or refinancing of the project after certain priority payments as defined in the Partnership agreement.

   The Partnership has a contractual management agreement with CMJ Management Company, Inc., an affiliate of the general partner, to provide property management services for the project. CMJ Management Company, Inc. has hired an unaffiliated management agent to provide these services on its behalf.

   Total management fees paid for the years ended December 31, 1995, 1994, and 1993 were $39,600, $38,435, and $37,200, respectively. Effective December 1994, CMJ Management Company, Inc. receives 30% of the monthly fee which totaled $11,850 for the year ended December 31, 1995. CMJ Management Company, Inc. also is entitled to receive an incentive management fee. For the years ended December 31, 1995, 1994, and 1993, incentive fees charged for the project totaled $16,435, $20,109, and $21,179, respectively, in accordance with the terms of the supplemental management agreement.


NOTE F - CONCENTRATION OF CREDIT RISK

   The Partnership's real estate tax impound fund, replacement reserve fund, insurance impound fund, and reserve fund for operations totalling $294,486 as of December 31, 1995 are on deposit with CHFA.

                         INDEPENDENT AUDITORS' REPORT


To the Partners
Holbrook Apartments Company

      We have audited the accompanying balance sheets of Holbrook Apartments Company as of December 31, 1995 and 1994, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holbrook Apartments Company as of December 31, 1995 and 1994, and the results of its operations, changes in partners' deficit and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                         /s/ Reznick Fedder & Silverman
                           REZNICK FEDDER & SILVERMAN


Baltimore, Maryland
January 27, 1996

                         Holbrook Apartments Company

                                BALANCE SHEETS

                          December 31, 1995 and 1994

                                    ASSETS
                                                           1996        1995
                                                           ----        ----
CURRENT ASSETS
   Cash and cash equivalents                           $  486,602  $  509,173
   Accounts receivable                                      8,240       6,040
   Accounts receivable - HAP                                   -          570
   Other receivables                                       16,803       9,700
   Prepaid expenses                                        18,427      18,164
   Other current assets                                       475         475
                                                       ----------  ----------
            Total current assets                          530,547     544,122
                                                       ----------  ----------

RESTRICTED DEPOSITS AND FUNDED RESERVES
   Mortgage escrow deposits                                42,895      53,225
   Reserve for replacements                               486,650     425,881
                                                       ----------  ----------

                                                          529,545     479,106
                                                       ----------  ----------

PROPERTY AND EQUIPMENT, less accumulated
   depreciation of $3,657,426 and $3,422,387            5,801,902   5,950,896
                                                       ----------  ----------

DEFERRED FINANCING COSTS, net of accumulated
   amortization of $195,076 and $181,535                  358,875     372,416
                                                       ----------  ----------

            Total assets                               $7,220,869  $7,346,540
                                                       ==========  ==========

                      LIABILITIES AND PARTNERS' DEFICIT

CURRENT LIABILITIES
   Current maturities of mortgage payable              $   88,328  $   81,964
   Accounts payable and accrued expenses                   45,749      47,192
   Accrued interest payable                                47,095      47,608
   Rent deferred credits                                    4,589       5,468
                                                       ----------  ----------
            Total current liabilities                     185,761     182,232

LONG-TERM LIABILITIES
   Mortgage payable, less current maturities            7,446,966   7,535,294
                                                       ----------  ----------
            Total liabilities                           7,632,727   7,717,526
PARTNERS' DEFICIT                                        (411,858)   (370,986)
                                                       ----------  ----------

Total liabilities and partners' deficit                $7,220,869  $7,346,540
                                                       ==========  ==========

  The accompanying notes are an integral part of these financial statements.

                         Holbrook Apartments Company

                           STATEMENTS OF OPERATIONS

                 Years ended December 31, 1995, 1994 and 1993

                                              1995        1994         1993
                                              ----        ----         ----

Revenue
   Rental income                           $2,062,798  $2,060,656  $2,045,211
   Vacancies                                     (486)     (3,458)       (309)
   Financial revenue                           34,734      26,487      11,817
   Other income                                 6,381       5,588       5,128
                                            ---------  ----------  ----------

            Total revenue                   2,103,427   2,089,273   2,061,847
                                            ---------  ----------  ----------

Expenses
   Operating expenses
     Marketing                                    208         329         476
     Administration                           120,673     123,390     113,219
     Utilities                                 77,662     111,338     114,006
     Management fee                            98,221      97,710      97,136
     Maintenance and repairs                  195,276     192,998     206,502
     Salaries                                 170,174     142,105     138,443
     Insurance                                 40,196      41,951      44,768
     Real estate taxes                        197,441     139,335     122,181
                                            ---------  ----------  ----------
            Total operating expenses          899,851     849,156     836,731
                                            ---------  ----------  ----------

   Nonoperating expenses
     Interest                                 568,003     573,944     579,458
     Mortgage insurance premium                37,865      38,261      38,629
     Depreciation and amortization            248,580     243,525     234,770
     Incentive management fee                 137,695     165,684     129,347
                                            ---------  ----------  ----------

            Total nonoperating expenses       992,143   1,021,414     982,204
                                            ---------  ----------  ----------

            Total expenses                  1,891,994   1,870,570   1,818,935
                                            ---------  ----------  ----------

EXCESS OF REVENUE OVER
  EXPENSES                                 $  211,433  $  218,703  $  242,912
                                           ==========  ==========  ==========





  The accompanying notes are an integral part of these financial statements.

                         Holbrook Apartments Company

                       STATEMENTS OF PARTNERS' DEFICIT

                 Years ended December 31, 1995, 1994 and 1993


                                      General       Limited
                                      Partner       Partner           Total
                                      -------       -------           -----

Partners' deficit, December 31, 1992  $(556,082)    $ 257,523      $(298,559)

Distributions                           (35,967)     (203,816)      (239,783)

Excess of revenue over expenses          36,437       206,475        242,912
                                      ---------     ---------       --------

Partners' deficit, December 31, 1993   (555,612)      260,182       (295,430)

Distributions                           (44,139)     (250,120)      (294,259)

Excess of revenue over expenses          32,805       185,898        218,703
                                      ---------     ---------       --------

Partners' deficit, December 31, 1994   (566,946)      195,960       (370,986)

Distributions                           (37,846)     (214,459)      (252,305)

Excess of revenue over expenses          31,715       179,718        211,433
                                      ---------     ---------       --------

Partners' deficit, December 31, 1995  $(573,077)    $ 161,219      $(411,858)
                                      =========     =========      =========


Profit and loss sharing percentage          15%           85%            100%
                                            ===           ===            ====











  The accompanying notes are an integral part of these financial statements.

                         Holbrook Apartments Company

                           STATEMENTS OF CASH FLOWS

                 Years ended December 31, 1995, 1994 and 1993

                                              1995        1994        1993
                                              ----        ----        ----

Cash flows from operating activities
  Rental income received                   $2,059,803  $2,051,763  $2,035,812
  Interest received                            14,645      13,418      10,023
  Other income received                         9,418       6,046       6,677
  Administration expenses paid               (166,891)   (164,640)   (155,160)
  Management fees paid                        (98,221)    (97,710)    (97,136)
  Utilities paid                              (88,787)   (118,133)   (116,565)
  Maintenance and repairs expenses paid      (303,582)   (275,034)   (290,539)
  Real estate taxes paid                     (197,441)   (139,335)   (122,181)
  Payroll taxes paid                          (16,316)    (16,269)    (15,721)
  Property insurance paid                     (18,192)    (17,799)    (20,618)
  Other taxes and insurance paid              (22,335)    (23,077)    (24,888)
  Interest paid on mortgage                  (568,516)   (574,419)   (579,902)
  Mortgage insurance paid                     (37,797)    (38,199)    (38,572)
  Decrease (increase) in mortgage
      escrow deposits                          10,330      12,966     (43,790)
  Mortgagor entity expenses paid             (137,695)   (165,684)   (129,347)
                                           ----------  ----------   ---------
        Net cash provided by operating
           activities                         438,423     453,894     418,093
                                           ----------  ----------   ---------

Cash flows from investing activities
  Additions to property and equipment         (86,045)    (97,229)    (23,938)
  Deposits to reserve for replacements        (40,680)    (40,776)    (40,200)
        Net cash used in investing activities (126,725)  (138,005)    (64,138)
                                           ----------  ----------   ---------

Cash flows from financing activities
  Repayment of mortgage payable               (81,964)    (76,060)    (70,580)
  Distributions paid to partners             (252,305)   (294,259)   (239,783)
                                           ----------  ----------   ---------
        Net cash used in financing activities (334,269)  (370,319)   (310,363)
                                           ----------  ----------   ---------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                 (22,571)    (54,430)     43,592

Cash and cash equivalents, beginning          509,173     563,603     520,011
                                           ----------  ----------   ---------

Cash and cash equivalents, ending          $  486,602  $  509,173  $  563,603
                                           ==========   =========  ==========

                         Holbrook Apartments Company

                 Years ended December 31, 1995, 1994 and 1993

                                               1995        1994       1993
                                               ----        ----       ----

Reconciliation of excess of revenue over expenses
to net cash provided by operating activities
  Excess of revenue over expenses          $  211,433  $  218,703  $  242,912
  Adjustments to reconcile excess of
     revenue over expenses to net cash
     provided by operating activities
    Depreciation                              235,039     229,984     221,229
    Amortization of deferred financing costs   13,541      13,541      13,541
    Interest earned on replacement reserves   (20,089)    (11,805)         -
    Changes in assets and liabilities
      Increase in tenant accounts receivable   (2,200)       (194)     (4,020)
      Decrease in accounts receivable - HAP       570         490          -
      Increase in accounts receivable - other  (7,103)       (806)       (245)
      (Increase) decrease in prepaid expenses    (263)      2,742      (2,286)
      Decrease (increase) in mortgage escrow
          deposits                              10,330      12,966    (43,790)
      Decrease in accounts payable and accrued
        expenses                               (1,443)     (5,521)     (3,734)
      Decrease in accrued interest payable       (513)       (475)       (444)
      Decrease in rent deferred credits          (879)      (5,731)    (5,070)
                                           ----------   ----------   ---------

        Net cash provided by operating
          activities                       $  438,423   $  453,894  $  418,093
                                           ==========   ==========  ==========
















  The accompanying notes are an integral part of these financial statements.

                         Holbrook Apartments Company

                       December 31, 1995, 1994 and 1993

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The Partnership was formed as a limited partnership under the laws of the State of Massachusetts in July 1981, for the purpose of constructing and operating a rental housing project under Section 221(d)(4) of the National
   Housing  Act.  The  project  consists  of  170  units  located  in  Holbrook,
   Massachusetts and is currently operating under the name of Holbrook Apartments. All leases between the Partnership and the tenants of the property are operating leases.

   Cash distributions are limited by agreements between the Partner-ship and HUD to the extent of surplus cash as defined by HUD.

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   Cash and Cash Equivalents

   Cash and cash equivalents consist of cash and a repurchase agree-ments with a bank with maturities of three months or less when acquired, stated at cost, which approximates market.

   Reserve for Replacements

   Reserve for replacements includes investments in money market accounts which are held to maturity. The investments are carried at cost which approximates market value.

   Property and Equipment

   Property and equipment are carried at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives by use of the straight-line method for financial reporting purposes. For income tax purposes, accelerated lives and methods are used.

   Deferred Financing Costs

   Deferred financing costs are amortized over the term of the mortgage using the straight-line method.

   Rental Income

   Rental income is recognized as rentals become due. Rental payments received in advance are deferred until earned.

NOTE  A  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT   ACCOUNTING  POLICIES
(continued)


   Income Taxes

   No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.


NOTE B - MORTGAGE PAYABLE

   The mortgage is insured by the Federal Housing Administration (FHA) and collateralized by a deed of trust on the rental property. The mortgage, which is due February 1, 2023, is payable in equal monthly installments of principal and interest totalling $54,207 and bears interest at a rate of 7.5%. Interest incurred during December 31, 1995, 1994 and 1993, amounted to $568,003, $573,944, and $579,458, respectively.

   Under agreements with the mortgage lender and FHA, the Partnership is required to make monthly escrow deposits for taxes, insurance and replacement of project assets, and is subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners.

   The liability of the Partnership under the mortgage is limited to the underlying value of the real estate, plus other amounts deposited with the lender.

   Aggregate annual maturities of the mortgage payable for the five years following December 31, 1995 are as follows:

            December 31, 1996                 $ 88,328
                         1997                 $ 95,185
                         1998                 $102,574
                         1999                 $110,538
                         2000                 $119,119

  Management believes it is not practical to estimate the fair value of the mortgage payable insured by FHA because programs with similar characteristics are not currently available to the Partnership.


NOTE C - HOUSING ASSISTANCE PAYMENT AGREEMENT

  FHA contracted with the Partnership under Section 8 of Title II of the Housing and Community Development Act of 1974, to make housing assistance payments to the Partnership on behalf of qualified tenants. The agreement expires July 1, 2001. Total housing assistance payments received during 1995, 1994, and 1993 were $1,587,132, $1,577,104, and $1,554,508, respectively.


NOTE D - MANAGEMENT AGREEMENT

  Management fees of 4.75% of gross receipts are paid to CMJ Management Company, Inc., an affiliate of the general partner, for its services as management agent to the project pursuant to a management agreement approved by HUD. Such fees amounted to $98,221, $97,710, and $97,136 for the years ended 1995, 1994, and 1993, respectively. In addition, CMJ Management Company, Inc., received incentive management fees of $137,695, $165,684, and $129,347 for the years ended December 31, 1995, 1994 and 1993, respectively.

NOTE D - MANAGEMENT AGREEMENT (continued)

  CMJ Management Company, Inc., an affiliate of the general partner, makes monthly expenditures (primarily payroll, central office accounting, direct marketing and insurance costs) on behalf of the Partnership which are reimbursed the following month.

NOTE E - TAX BASIS INCOME

  The reconciliation of the excess of revenue and expenses in the accompanying statements of operations with the loss reported on a federal income tax basis follows:

                                             1995        1994        1993
                                             ----        ----        ----

     Excess of revenue over
        expenses per statement
        of operations                     $ 211,433    $ 218,703    $ 242,912
     Additional amortization
        of deferred costs                     8,393        8,393        3,226
     Decrease in deferred
        rental income                          (879)      (5,731)      (5,070)
     Additional depreciation               (126,502)    (139,140)    (180,722)
                                          ---------    ---------   ----------

     Income for federal income
        tax purposes                      $  92,445    $  82,225    $  60,346
                                          =========    =========    =========

NOTE F - CONCENTRATION OF CREDIT RISK

   The Partnership maintains its cash balances in one bank, which consists of an overnight repurchase agreement backed by government securities and an operating checking account. Account balances are insured by the Federal Deposit Insurance Corporation up to $100,000 by the bank. The Partnership also has a reserve for replacements and escrows totalling $529,545 on deposit with WMF/Huntoon, Paige Associates Limited, including money market account totalling $400,441.