Form 10-Q
period 1996-03-31
PAINE WEBBER CMJ PROPERTIES LP
filed 1996-05-10
CIK 711393

- -


                   U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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


      Delaware
                                                                 04-2780288
(State or other jurisdiction of                                   (I.R.S.
 incorporation or organization)                                  Employer
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



- -

                                     -7-
                         PAINE WEBBER/CMJ PROPERTIES, LP

                                 BALANCE SHEETS
                March 31, 1996 and December 31, 1995 (Unaudited)
                            (In thousands of dollars)

                                     ASSETS
                                                    March 31       December
31

Investments in local limited partnerships,
 at equity                                         $     228        $   161
Cash and cash equivalents                                268            325
                                                  ----------       --------
                                                   $     496        $   486
                                                   =========        =======

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                     $       50     $        -
Accrued expenses                                          20             22
Partners' capital                                        426            464
                                                  ----------      ---------
                                                   $     496       $    486
                                                   =========       ========


                              STATEMENTS OF INCOME
         For the three months ended March 31, 1996 and 1995 (Unaudited)
             (In thousands of dollars, except per Unit information)


                                                        1996           1995
                                                        ----           ----
Revenues:
   Interest income                               $         4     $        4
                                                 -----------     ----------
                                                           4              4
Expenses:
   Management fees                                        50             50
   General and administrative                             15             14
                                                 -----------      ---------
                                                          65             64
                                                 -----------      ---------

Operating loss                                           (61)           (60)

Partnership's share of local
  limited partnerships' income                            67            103
                                                 -----------        -------
Net income                                       $         6        $    43
                                                 ===========        =======

Net income per Limited
  Partnership Unit                                     $0.64           $4.96
                                                       =====           =====

Cash distributions per Limited
  Partnership Unit                                     $5.00           $5.00
                                                       =====           =====

The above net income and cash distributions per Limited Partnership Unit are based upon the 8,745 Limited Partnership Units outstanding for each period.


                             See accompanying notes.

                         PAINE WEBBER/CMJ PROPERTIES, LP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
         For the three months ended March 31, 1996 and 1995 (Unaudited)
                            (In thousands of dollars)

                                                        General     Limited
                                                        Partner     Partners

Balance at December 31, 1994                             $ (71)      $  582
Cash distributions                                           -          (44)
Net income                                                   -           43
                                                      --------     --------
Balance at March 31, 1995                                $ (71)      $  581
                                                         =====       ======

Balance at December 31, 1995                             $ (72)      $  536
Cash distributions                                           -          (44)
Net income                                                   -            6
                                                      --------    ---------
Balance at March 31, 1996                                $ (72)      $  498
                                                         =====       ======


               STATEMENTS OF CASH FLOWS For the three months ended
                       March 31, 1996 and 1995 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                            (In thousands of dollars)

                                                            1996        1995
Cash flows from operating activities:
   Net income                                                   $         6
$       43
   Adjustments  to  reconcile   net  income  to  net  cash  used  for  operating
     activities:
      Partnership's share of local limited
       partnerships' income                                 (67)       (103)
      Changes in assets and liabilities:
         Accounts payable - affiliates                       50          50
         Accrued expenses                                    (2)          4
                                                    -----------    --------
            Total adjustments                               (19)        (49)
                                                     ----------      ------
            Net cash used for operating activities          (13)         (6)

Cash flows from financing activities:
   Distributions to partners                                (44)        (44)
                                                    -----------   ---------

Net decrease in cash and cash equivalents                   (57)        (50)

Cash and cash equivalents, beginning of period              325         324
                                                     ----------  ----------

Cash and cash equivalents, end of period              $     268  $      274
                                                      =========  ==========








                             See accompanying notes.

                         PAINE WEBBER/CMJ PROPERTIES, LP
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.  General

        The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended December 31, 1995.

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

        Summarized operating results of these local limited partnerships follow:

                   Condensed Combined Summary of Operations For the three months ended March 31, 1996 and 1995
                            (In thousands of dollars)

                                               Three Months Ended March 31,
                                                1996                1995
                                                ----                ----

   Rental revenues, including
      government subsidies                    $ 2,462            $ 2,463
   Interest income                                 19                 18
                                           ----------         ----------
                                                2,481              2,481

   Property operating expenses                  1,276              1,109
   Interest expense                               713                723
   Depreciation and amortization                  323                306
   Real estate taxes                              165                151
                                             --------          ---------
                                                2,477              2,289
                                             --------          ---------
   Net income                               $       4          $     192
                                            =========          =========

   Net income:
     Partnership's share of
          combined operations               $       7           $    165
     Local partners' share of
           combined operations                     (3)                27
                                             --------           --------
                                            $       4           $    192
                                            =========           ========

              Reconciliation of Partnership's share of operations:
               For the three months ended March 31, 1996 and 1995
                            (In thousands of dollars)

                                              Three Months Ended March 31,
                                                1996                1995
                                                ----                ----

   Partnership's share of operations,
     as shown above                         $       7              $ 165
   Losses in excess of basis not
     recognized by Partnership                    102                  8
   Income offset with prior year
     unrecognized losses                          (42)               (70)
                                            ---------            -------
   Partnership's share of local limited
     partnerships' income                   $      67             $  103
                                            =========             ======

3. Related Party Transactions

   The Adviser earned basic management fees of $50,000 during each of the three-month periods ended March 31, 1996 and 1995. Accounts payable affiliates at March 31, 1996 consists of $50,000 of management fees payable to the Adviser.

   Included in general and administrative expenses for the three months ended March 31, 1996 and 1995 is $9,000 and $7,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

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

                         PAINE WEBBER/CMJ PROPERTIES, LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Occupancy levels at all six properties in which the Partnership has invested remained in the mid to high 90% range for the quarter ended March 31, 1996, as demand for government subsidized low-income housing continues to exceed the available supply. As discussed further in the Annual Report, with the exception of The Villages at Montpelier Apartments, which has only 20% of its units restricted for low-income housing, cash flow from the properties in which the Partnership has invested is restricted by the Department of Housing and Urban Development ("HUD") and other applicable state housing agencies, which set rental rates for low-income units and require significant cash reserves to be established for future capital improvements. In addition, a substantial amount of the revenues generated by these properties comes from rental subsidy payments made by federal or state housing agencies. These features, which are characteristic of all subsidized low-income housing properties, significantly limit the pool of potential buyers for these real estate assets. Furthermore, the current uncertainty regarding potential future reductions in the level of federal government assistance for these programs may further restrict the properties' marketability. Accordingly, management does not expect the general partners of the local limited partnerships, which receive management fee revenues from the properties, to attempt to sell any of the properties in the near term. As a limited partner of the local limited partnerships, the Partnership does not control property disposition decisions. The partnership agreements state that the limited partner may cause the sale of the assets of the local limited partnerships subsequent to June 30, 1995, but not earlier than one year after it has given written notice to the operating general partner of its intent to cause such sale, and only if, during such one year period, the operating general partner does not cause the sale of such assets. If the operating general partner has not caused the assets of the partnership to be sold within such one year period the limited partner may cause such sale, but only after it has offered to sell such assets to the operating general partner, and either the operating general partner does not accept such offer within 90 days of receiving it, or the operating general partner does not complete the sale in accordance with such offer after accepting the terms.

      All six of the Partnership's operating investment properties receive rental subsidy payments from the federal government under Section 8 of the National Housing Act. With the exception of The Villages at Montpelier Apartments, the subsidy agreements covering the operating investment properties do not expire for another 5 to 7 years. The subsidy agreement covering the 20% portion of The Villages at Montpelier Apartments is scheduled to expire in July 1997. Based on current market conditions, in the event that the agreement is not renewed, management believes that the units currently designated as low-income units could be re-leased at market rates which would keep the total revenues of the local limited partnership relatively unchanged from the current subsidized level. In addition, if the market for conventional multi-family apartment properties remains strong over the next 15 months, the expiration of the rental subsidy agreement at The Villages at Montpelier Apartments could enhance the property's marketability for a potential sale to a third-party. However, there are no assurances that the market conditions will remain strong over this period. If conditions were to deteriorate, The Villages at Montpelier Apartments could experience declines in occupancy and revenues upon the expiration of the subsidy agreement. It is uncertain at this time, what operating decisions and strategic actions the general partner of the local limited partnership will make concerning the expiration of this subsidy agreement. For the five properties which contain 100% low-income housing units, the government subsidy payments range from 75% to 82% of the total revenues of the related local limited partnerships. At the present time, certain legislative initiatives and governmental budget negotiations could result in a reduction in funds available for the various HUD-administered housing programs and new limitations on increases in subsidized rent levels. Such changes could adversely impact the net operating income generated by the local limited partnerships. In light of the uncertainty regarding the near term prospects for government assisted, low-income housing and the restrictions on the Partnership's ability to cause a sale of the operating properties, and since the properties are currently generating a stable, self-sustaining cash flow stream, management does not have any plans, at the present time, to initiate the sale process under the terms of the agreements described above. A decision as to whether to take such actions to initiate the sale process with respect to any/or all of the operating investment properties in the future will be based upon a number of factors including the availability of a pool of qualified buyers, an evaluation of the future of the relevant subsidy programs, the availability of financing and an assessment of local market conditions.

      During 1995, all six of the properties in which the Partnership has invested generated sufficient cash flow from operations to cover their operating expenses and debt service payments, and all properties generated excess cash flow, a portion of which will be distributed to the Partnership during 1996 in accordance with the respective regulatory and limited partnership agreements. The Partnership received distributions totalling $435,000 in 1995 from its six limited partnership investments. The distributions received in the 1995 represented the available cash flow for distribution as of December 31, 1994, as determined by the general partners of the local limited partnerships in accordance with the partnership, financing and regulatory agreements. Distributions of 1995 cash flow will generally be made in the second quarter of 1996 and are expected to be at approximately the same level as the prior year distributions. The distributions received in 1995 were more than sufficient to cover the Partnership's management fees and administrative expenses, which totalled $288,000, and enabled the Partnership to continue its program of regular quarterly distributions to the Limited and General Partners at an annual rate of 2% of original invested capital, or $177,000 per year. Management intends to maintain distributions at the present level for 1996 unless actual results of operations, economic conditions or other factors differ substantially from the assumptions used in setting the planned distribution rate.

At March 31, 1996, the Partnership had available cash and cash equivalents of $268,000, which it intends to use for its working capital requirements and for distributions to partners. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the Partnership's real estate investments and from the proceeds received from the sale or refinancing of the properties owned by the local limited partnerships. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended March 31, 1996

For the three-month period ended March 31, 1996, the Partnership reported net income of $6,000 compared to net income of $43,000 for the same period in the prior year. The unfavorable change in net operating results for the first quarter of 1996 resulted from a decrease in the Partnership's recorded share of local limited partnership income of $36,000. As discussed further in the Notes to the Financial Statements, under the equity method of accounting for limited partnership interests losses in excess of the investment in individual local limited partnerships are not recognized currently, but rather, are offset against future earnings from such entities. The Partnership's share of local limited partnerships' income in the current period, as well as the same period in the prior year, represents the allocable income of the Ramblewood partnership; the only one of the Partnership's investments which still has a positive equity method carrying value. The unfavorable change in the net operating results of the Ramblewood partnership for the current three-month period resulted mainly from an increase in real estate taxes and an increase in snow removal costs due to the record level snowfall at the property. Overall combined results for the six local limited partnerships declined over the same three-month period in the prior year primarily due to an increase in property operating expenses. Property operating expenses increased primarily due to additional snow removal costs at certain of the operating properties and exterior painting performed at The Villages at Montpelier Apartments.

                                     PART II
                                Other Information



Item 1. Legal Proceedings

     As previously disclosed, PW Shelter Fund, Inc. and Properties Associates, L.P., the Managing General Partners of the Partnership, were named as defendants in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's sale of 70 direct investment offerings, including the offering of interests in the Partnership. In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to unitholders in PaineWebber/CMJ Properties, LP. Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with this litigation. At the present time, the General Partners cannot estimate the impact, if any, of this matter on the Partnership's financial statements, taken as a whole.

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





                                    PAINE WEBBER/CMJ PROPERTIES, LP

                                    By:   PW SHELTER FUND, INC.
                                        Managing General Partner




                                    By:/s/Walter V. Arnold
                                       Walter V. Arnold
                                       Senior Vice President and
                                       Chief Financial Officer



Dated: May 15, 1996