Form 10-Q
period 1996-06-30
PAINE WEBBER CMJ PROPERTIES LP
filed 1996-08-13
CIK 711393

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                         PAINE WEBBER/CMJ PROPERTIES, LP

                                 BALANCE SHEETS
                 June 30, 1996 and December 31, 1995 (Unaudited)
                            (In thousands of dollars)

                                     ASSETS
                                                     June 30      December 31
                                                     -------      -----------

Investments in local limited partnerships,
 at equity                                           $   279        $   161
Cash and cash equivalents                                191            325
                                                     -------        -------
                                                     $   470        $   486
                                                     =======        =======

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                       $     99       $      -
Accrued expenses                                           8             22
Partners' capital                                        363            464
                                                     -------       --------
                                                     $   470       $    486
                                                     =======       ========


                            STATEMENTS OF OPERATIONS
     For the three and six months ended June 30, 1996 and 1995 (Unaudited)
            (In thousands of dollars, except per Unit information)

                                    Three Months Ended      Six Months Ended
                                         June 30,                June 30,
                                    ------------------      ----------------
                                      1996        1995         1996     1995
                                      ----        ----         ----     ----

Revenues:
   Other income from local
     limited partnerships           $    -    $    100     $     -   $   100
   Interest income                       3           5           6         9
                                    ------    --------     -------   -------
                                         3         105           6      109
Expenses:
   Management fees                      49          49          99       99
   General and administrative           25          28          39       42
                                    ------    --------     -------   ------
                                        74          77         138      141
                                    ------    --------     -------   ------

Operating income (loss)                (71)         28        (132)     (32)

Partnership's share of local
  limited partnerships' income
  (loss)                                51       (103)         118         -
                                    ------    --------     -------   -------

Net loss                            $  (20)   $   (75)     $   (14)  $  (32)
                                    ======    ========     =======   =======

Net loss per Limited
  Partnership Unit                  $(0.88)    $(8.53)     $(1.52)   $ (3.57)
                                    ======     ======      ======     =======

Cash distributions per Limited
  Partnership Unit                  $ 5.00     $ 5.00      $10.00     $10.00
                                    ======     ======      ======     ======

The above net loss and cash distributions per Limited Partnership Unit are based upon the 8,745 Limited Partnership Units outstanding for each period.


                             See accompanying notes.

                         PAINE WEBBER/CMJ PROPERTIES, LP

             STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the six months ended June 30, 1996 and 1995 (Unaudited)
                            (In thousands of dollars)

                                                       General      Limited
                                                       Partners     Partners
                                                      --------      --------

Balance at December 31, 1994                             $ (71)     $  582
Cash distributions                                          (1)        (87)
Net loss                                                     -         (32)
                                                         ------     ------
Balance at June 30, 1995                                 $ (72)     $  463
                                                         =====      ======

Balance at December 31, 1995                             $ (72)     $  536
Cash distributions                                           -         (87)
Net loss                                                     -         (14)
                                                         ------     ------
Balance at June 30, 1996                                 $ (72)     $  435
                                                         =====      ======


                           STATEMENTS  OF CASH  FLOWS
     For the six months ended June 30, 1996 and 1995 (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents
                            (In thousands of dollars)

                                                            1996        1995
                                                            ----        ----
Cash flows from operating activities:
   Net loss                                             $   (14)    $   (32)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Partnership's share of local limited
       partnerships' income                                (118)          -
      Other income from local limited partnerships            -        (100)
      Changes in assets and liabilities:
         Accounts payable - affiliates                       99          99
         Accrued expenses                                   (14)         (9)
                                                        -------     -------
            Total adjustments                               (33)        (10)
                                                        -------     -------
            Net cash used in operating activities           (47)        (42)
                                                       --------    --------

Cash flows from financing activities:
   Distributions from local limited partnerships              -         301
   Distributions to partners                                (87)        (88)
                                                      ---------   ---------
            Net cash provided by (used in)
            financing activities                            (87)        213
                                                      ---------   ---------

Net increase (decrease) in cash and cash equivalents       (134)        171

Cash and cash equivalents, beginning of period              325         324
                                                      ---------   ---------

Cash and cash equivalents, end of period               $    191    $    495
                                                       ========    ========





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

2.  Local Limited Partnerships

    The Partnership has investments in six local limited partnerships which own operating investment properties, as discussed further in the Annual Report. These local limited partnerships are accounted for on the equity method. Under the equity method of accounting for limited partnership interests, the investments are carried at cost adjusted for the Partnership's share of the local limited partnership's earnings, losses and distributions. Losses in excess of the investment in individual local limited partnerships are not recognized currently, but rather, are offset against future earnings from such entities. Distributions received from investments in limited partnerships with carrying values of zero are recorded as other income in the Partnership's statement of operations.

    Summarized operating results of these local limited partnerships follow:

                   Condensed  Combined  Summary of Operations
     For the three and six months ended June 30, 1996 and 1995
                            (In thousands of dollars)

                                   Three Months Ended      Six Months Ended
                                        June 30,               June 30,
                                   ------------------      ----------------
                                       1996      1995         1996     1995

   Rental revenues, including
     government subsidies          $ 2,484    $ 2,484       $4,946     $4,947
   Interest income                      27         33           46         51
                                   -------    -------       ------     ------
                                     2,511        2,517      4,992      4,998

   Property operating expenses       1,207      1,396        2,483      2,505
   Interest expense                    713        723        1,426      1,446
   Depreciation and amortization       324        306          647        612
   Real estate taxes                   144        216          309        367
                                  --------  ---------     --------   --------
                                     2,388      2,641        4,865      4,930
                                   -------   --------      -------    -------
   Net income (loss)               $   123   $   (124)     $   127   $     68
                                   =======   ========      =======   ========

   Net income (loss):
     Partnership's share of
       combined operations         $   110   $   (110)     $   117   $     55
     Local partners' share of
       combined operations              13        (14)          10         13
                                   -------   --------      -------    -------
                                   $   123   $   (124)     $   127   $     68
                                   =======   ========      =======   ========

             Reconciliation of Partnership's share of operations:
          For the three and six months ended June 30, 1996 and 1995
                            (In thousands of dollars)

                                      Three Months Ended      Six Months Ended
                                           June 30,                June 30,
                                    --------------------    ------------------
                                      1996       1995          1996      1995

   Partnership's share of operations,
     as shown above                 $  110     $ (110)     $   117    $    55
   Losses in excess of basis not
     recognized by Partnership           -         53           87         61
   Income offset with prior year
     unrecognized losses               (59)       (46)         (86)      (116)
                                    ------     ------     --------    -------
   Partnership's share of
     local limited
     partnerships' income (loss)    $   51     $ (103)     $   118    $     -
                                    ======     ======      =======    =======

3. Related Party Transactions

   The Adviser earned basic management fees of $99,000 during each of the six-month periods ended June 30, 1996 and 1995. Accounts payable affiliates at June 30, 1996 consists of $99,000 of management fees payable to the Adviser.

   Included in general and administrative expenses for the six months ended June 30, 1996 and 1995 is $17,000 and $16,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

   Also included in general and administrative expenses for the six months ended June 30, 1995 is $1,000, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

4. Contingencies

   The Partnership is involved in certain legal actions. At the present time, the Managing General Partner is unable to estimate the impact, if any, that the resolution of these matters may have on the Partnership's financial statements, taken as a whole.

                         PAINE WEBBER/CMJ PROPERTIES, LP

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

      Occupancy levels at all six properties in which the Partnership has invested remained in the mid-to-high 90% range for the quarter ended June 30, 1996. As discussed further in the Annual Report, with the exception of The Villages at Montpelier Apartments, which has only 20% of its units restricted for low-income housing, cash flow from the properties in which the Partnership has invested is restricted by the Department of Housing and Urban Development ("HUD") and other applicable state housing agencies, which set rental rates for low-income units and require significant cash reserves to be established for future capital improvements. In addition, a substantial amount of the revenues generated by these properties comes from rental subsidy payments made by federal or state housing agencies. These features, which are characteristic of all subsidized low-income housing properties, significantly limit the pool of potential buyers for these real estate assets. Furthermore, the current uncertainty regarding potential future reductions in the level of federal government assistance for these programs may further restrict the properties' marketability. Accordingly, management does not expect the general partners of the local limited partnerships, which receive management fee revenues from the properties, to attempt to sell any of the properties in the near term. As a limited partner of the local limited partnerships, the Partnership does not control property disposition decisions. The partnership agreements state that the limited partner may cause the sale of the assets of the local limited partnerships subsequent to June 30, 1995, but not earlier than one year after it has given written notice to the operating general partner of its intent to cause such sale, and only if, during such one year period, the operating general partner does not cause the sale of such assets. If the operating general partner has not caused the assets of the partnership to be sold within such one year period the limited partner may cause such sale, but only after it has offered to sell such assets to the operating general partner, and either the operating general partner does not accept such offer within 90 days of receiving it, or the operating general partner does not complete the sale in accordance with such offer after accepting the terms.

      All six of the Partnership's operating investment properties receive rental subsidy payments from the federal government under Section 8 of the National Housing Act. With the exception of The Villages at Montpelier Apartments, the subsidy agreements covering the operating investment properties do not expire for another 5 to 7 years. The subsidy agreement covering the 20% portion of The Villages at Montpelier Apartments is scheduled to expire in July 1997. Based on current market conditions, in the event that the agreement is not renewed, management believes that the units currently designated as low-income units could be re-leased at market rates which would keep the total revenues of the local limited partnership relatively unchanged from the current subsidized level. In addition, if the market for conventional multi-family apartment properties remains strong over the next 12 months, the expiration of the rental subsidy agreement at The Villages at Montpelier Apartments could enhance the property's marketability for a potential sale to a third-party. However, there are no assurances that the market conditions will remain strong over this period. If conditions were to deteriorate, The Villages at Montpelier Apartments could experience declines in occupancy and revenues upon the expiration of the subsidy agreement. It is uncertain at this time, what operating decisions and strategic actions the general partner of the local limited partnership will make concerning the expiration of this subsidy agreement. For the five properties which contain 100% low-income housing units, the government subsidy payments range from 75% to 82% of the total revenues of the related local limited partnerships. At the present time, certain legislative initiatives and governmental budget negotiations could result in a reduction in funds available for the various HUD-administered housing programs and new limitations on increases in subsidized rent levels. Such changes could adversely impact the net operating income generated by the local limited partnerships. In light of the uncertainty regarding the near term prospects for government assisted, low-income housing and the restrictions on the Partnership's ability to cause a sale of the operating properties, and since the properties are currently generating a stable, self-sustaining cash flow stream, management does not have any plans, at the present time, to initiate the sale process under the terms of the agreements described above. A decision as to whether to take such actions to initiate the sale process with respect to any or all of the operating investment properties in the future will be based upon a number of factors including the availability of a pool of qualified buyers, an evaluation of the future of the relevant subsidy programs, the availability of financing and an assessment of local market conditions.

      During 1995, all six of the properties in which the Partnership has invested generated sufficient cash flow from operations to cover their operating expenses and debt service payments, and all properties generated excess cash flow, a portion of which will be distributed to the Partnership during 1996 in accordance with the respective regulatory and limited partnership agreements. The Partnership received distributions totalling $435,000 in 1995 from its six limited partnership investments. The distributions received in 1995 represented the available cash flow for distribution as of December 31, 1994, as determined by the general partners of the local limited partnerships in accordance with the partnership, financing and regulatory agreements. Distributions of 1995 cash flow are now expected to be made in the third quarter of 1996 and are expected to be at approximately the same level as the prior year distributions. The distributions received in 1995 were more than sufficient to cover the Partnership's management fees and administrative expenses, which totalled $288,000, and enabled the Partnership to continue its program of regular quarterly distributions to the Limited and General Partners at an annual rate of 2% of original invested capital, or $177,000 per year. Management intends to maintain distributions at the present level for 1996 unless actual results of operations, economic conditions or other factors differ substantially from the assumptions used in setting the planned distribution rate.

      At June 30, 1996, the Partnership had available cash and cash equivalents of $191,000, which it intends to use for its working capital requirements and for distributions to partners. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the Partnership's real estate investments and from the proceeds received from the sale or refinancing of the properties owned by the local limited partnerships. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended June 30, 1996

      For the three-month period ended June 30, 1996, the Partnership reported a net loss of $20,000 compared to a net loss of $75,000 for the same period in the prior year. The favorable change in net operating results for the second quarter of 1996 resulted from an improvement in the Partnership's recorded share of local limited partnership operations of $154,000, which was partially offset by a $100,000 decrease in other income from local limited partnerships Distributions received from investments in limited partnerships with carrying values of zero are recorded as other income in the Partnership's statement of operations. The decline in other income for the current three-month period results from changes in the timing of the receipt of distributions from the local limited partnerships. As discussed further in the Notes to the Financial Statements, under the equity method of accounting for limited partnership interests losses in excess of the investment in individual local limited partnerships are not recognized currently, but rather, are offset against future earnings from such entities.

      Five of the six local limited partnership investments had carrying values of zero at both June 30, 1996 and 1995. As a result, the Partnership's share of local limited partnerships' operations represents the allocable operations of only the Ramblewood partnership in both the current and prior three-month periods. The positive change in Ramblewood's operations for the current three-month period resulted mainly from a reduction in incentive management fees earned by the management affiliates of the local general partner as a result of a change in the timing of the annual distribution payments from the local limited partnerships. Overall combined net operating results for the six local limited partnerships improved over the same three-month period in the prior year primarily due to a decrease in property operating expenses. Property operating expenses in the prior year included $144,000 of incentive management fees incurred by the Ramblewood and Fawcett's Pond partnerships as a result of distributions being made to the Partnership in the second quarter of fiscal 1995. No distributions were made in the current three-month period and no related fees were incurred. In addition, combined real estate tax expense declined by $71,000 for the three months ended June 30, 1996 due to lower taxes incurred at the Ramblewood, Quaker Meadows and Villages at Montpelier partnerships.

Six Months Ended June 30, 1996

      For the six-month period ended June 30, 1996, the Partnership reported a net loss of $14,000, as compared to a net loss of $32,000 for the same period in the prior year. The favorable change in net operating results for the first six months of 1996 resulted from an increase in the Partnership's recorded share of local limited partnership income of $118,000. This favorable change was partially offset by a $100,000 decrease in other income from local limited partnerships due to the change in the timing of the receipt of distributions from the local limited Partnerships discussed further above. As discussed further above, the Partnership's share of local limited partnerships' income in the current period represents the allocable income of the Ramblewood partnership; the only one of the Partnership's investments which still has a positive equity method carrying value. For the six months ended June 30, 1995, the Ramblewood partnership generated a net loss, of which the Partnership's allocable share amounted to $5,000. However, during the quarter ended June 30, 1995 the carrying value of the Ramblewood investment was reduced to zero as a result of the Partnership's receipt of a cash distribution from the local limited partnership. As a result, the Partnership did not recognize the loss from the Ramblewood partnership for the six months ended June 1995. The positive change in Ramblewood's operations resulted mainly from incentive management fees earned on distributions made to the joint venture partners in the second quarter of 1995, as discussed further above. Overall combined net income for the six local limited partnerships increased over the same six-month period in the prior year primarily due to decreases in incentive management fees and real estate taxes, which were partially offset by an increase in snow removal costs at certain of the operating properties and exterior painting performed at The Villages at Montpelier Apartments.

                                     PART II
                                Other Information



Item 1. Legal Proceedings

     As discussed in prior quarterly and annual reports, in November 1994 a series of purported class actions (the "new York Limited Partnership Actions") were filed in the United State District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of 70 limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and PaineWebber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including PW Shelter Fund, Inc. and Properties Associates, L.P. ("PA"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement has been scheduled for October 25, 1996.

     The status of the other litigation involving the Partnership and its General Partners remains unchanged from the description provided in the Partnership's Quarterly Report on Form 10-Q for the period ended March 31, 1996.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation discussed above. At the present time, the Managing General Partner cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

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



Dated:  August 13, 1996