Form 10-Q
period 1996-09-30
PAINE WEBBER CMJ PROPERTIES LP
filed 1996-11-14
CIK 711393

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                         PAINE WEBBER/CMJ PROPERTIES, LP

                                 BALANCE SHEETS
              September 30, 1996 and December 31, 1995 (Unaudited)
                            (In thousands of dollars)

                                     ASSETS
                                                   September 30    December 31
                                                   ------------    -----------

Investments in local limited
  partnerships, at equity                            $    18        $   161
Cash and cash equivalents                                383            325
                                                     -------        -------
                                                     $   401        $   486
                                                     =======        =======

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                       $     82       $      -
Accrued expenses                                          22             22
Partners' capital                                        297            464
                                                     -------       --------
                                                     $   401       $    486
                                                     =======       ========


                            STATEMENTS OF OPERATIONS
  For the three and nine months ended September 30, 1996 and 1995 (Unaudited)
             (In thousands of dollars, except per Unit information)

                                     Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                     ------------------      -----------------
                                      1996        1995       1996        1995
                                      ----        ----       ----        ----

Revenues:
   Other income from local
      limited partnerships         $   101     $    80      $  101  $   180
   Interest income                       3           7           9       16
                                   -------     -------      ------  -------
                                       104          87         110      196
Expenses:
   Management fees                      50          50         149      149
   General and administrative           23          21          62       63
                                   -------     -------      ------  -------
                                        73          71         211      212
                                   -------     -------      ------  -------

Operating income (loss)                 31          16        (101)     (16)

Partnership's share of local
  limited partnerships'
  income (losses)                     (52)          81          66       81
                                   -------     -------      ------  -------
Net income (loss)                  $   (21)   $     97    $    (35)$     65
                                   =======    ========    ======== ========

Net income (loss) per Limited
  Partnership Unit                   $(2.45)     $11.09      $(3.97)  $ 7.49
                                     ======      ======      ======   ======

Cash distributions per Limited
  Partnership Unit                   $ 5.00     $  5.00      $15.00   $15.00
                                     ======     =======      ======   ======

The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 8,745 Limited Partnership Units outstanding for each period.


                             See accompanying notes.

                         PAINE WEBBER/CMJ PROPERTIES, LP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
        For the nine months ended September 30, 1996 and 1995 (Unaudited)
                            (In thousands of dollars)

                                                      General      Limited
                                                      Partners     Partners
                                                      --------     --------

Balance at December 31, 1994                             $ (71)     $  582
Cash distributions                                          (1)       (131)
Net income                                                   1          64
                                                         -----      ------
Balance at September 30, 1995                            $ (71)     $  515
                                                         =====      ======

Balance at December 31, 1995                             $ (72)     $  536
Cash distributions                                          (1)       (131)
Net loss                                                     -         (35)
                                                         -----      ------
Balance at September 30, 1996                            $ (73)     $  370
                                                         =====      ======


                            STATEMENTS OF CASH FLOWS
        For the nine months ended September 30, 1996 and 1995 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                            (In thousands of dollars)

                                                          1996        1995
                                                          ----        ----
Cash flows from operating activities:
   Net income (loss)                                   $    (35)    $    65
   Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
      Partnership's share of local limited
       partnerships' income                                 (66)        (81)
      Other income from local limited partnerships         (101)       (180)
      Changes in assets and liabilities:
         Accounts payable - affiliates                       82         149
         Accrued expenses                                     -          (4)
                                                       --------     -------
            Total adjustments                               (85)       (116)
                                                       --------     -------
            Net cash used in operating activities          (120)        (51)
                                                       --------     -------

Cash flows from financing activities:
   Distributions from local limited partnerships            310         394
   Distributions to partners                               (132)       (132)
                                                      ---------    --------
            Net cash provided by financing activities       178         262
                                                      ---------    --------

Net increase in cash and cash equivalents                    58         211

Cash and cash equivalents, beginning of period              325         324
                                                      ---------   ---------

Cash and cash equivalents, end of period               $    383    $    535
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

2. Related Party Transactions

   The Adviser earned basic management fees of $149,000 during each of the nine-month periods ended September 30, 1996 and 1995. Accounts payable affiliates at September 30, 1996 consists of $82,000 of management fees payable to the Adviser.

   Included in general and administrative expenses for each of the nine months ended September 30, 1996 and 1995 is $24,000, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

   Also included in general and administrative expenses for the nine months ended September 30, 1995 is $1,000, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

3.  Local Limited Partnerships

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

   Summarized operating results of these local limited partnerships follow:

                    Condensed Combined Summary of Operations
         For the three and nine months ended September 30, 1996 and 1995
                            (In thousands of dollars)

                                      Three Months Ended      Nine Months Ended
                                        September 30,            September 30,
                                      ------------------      -----------------
                                      1996      1995           1996     1995
                                      ----      ----           ----     ----

   Rental revenues, including
     government subsidies           $ 2,485    $ 2,447       $7,431     $7,394
   Interest income                       25         26           71         77
                                    -------    -------       ------     ------
                                      2,510      2,473        7,502      7,471

   Property operating expenses        1,503      1,292        3,986      3,797
   Interest expense                     711        721        2,137      2,167
   Depreciation and amortization        323        306          970        918
   Real estate taxes                    164        131          473        498
                                    -------    -------       ------     ------
                                      2,701      2,450        7,566      7,380
                                    -------    -------       ------     ------
   Net income (loss)               $  (191)    $    23       $  (64)   $    91
                                   =======     =======       ======    =======

   Net income (loss):
     Partnership's share of
       combined operations         $  (161)   $    17       $   (44)   $    72
     Local partners' share of
       combined operations             (30)         6           (20)        19
                                   -------    -------        ------    -------
                                   $  (191)   $    23       $   (64)   $    91
                                   =======    =======       =======    =======


             Reconciliation of Partnership's share of operations:
       For the three and nine months ended September 30, 1996 and 1995
                            (In thousands of dollars)

                                      Three Months Ended      Nine Months Ended
                                         September 30,           September 30,
                                      -----------------      ------------------
                                      1996       1995          1996      1995
                                      ----       ----          ----      ----

   Partnership's share of
     operations, as shown above      $ (161)    $   17       $  (44)    $   72
   Losses in excess of basis not
     recognized by Partnership          128         64          215         88
   Income offset with prior year
     unrecognized losses                (19)         -         (105)       (79)
                                     ------     ------       ------     ------
   Partnership's share of local
     limited partnerships'
     income (losses)                 $  (52)   $    81       $   66     $   81
                                     ======    =======       ======     ======

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

                         PAINE WEBBER/CMJ PROPERTIES, LP

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Partnership received distributions totalling $435,000 in 1995 ($41,000 of which was received in the fourth quarter) from its six limited partnership investments. The distributions received in 1995 represented the available cash flow for distribution as of December 31, 1994, as determined by the general partners of the local limited partnerships in accordance with the partnership, financing and regulatory agreements. Distributions of 1995 cash flow were made during the quarter ended September 30, 1996 and totalled $310,000 from four of the six local limited partnerships. No distributions were received in the current quarter from the Villages at Montpelier and Marvin Gardens limited partnerships and none are expected in the fourth quarter. At the Villages at Montpelier limited partnership, which distributed $63,000 to the Partnership in 1995, the local general partner decided to withhold excess cash flow to pay for the costs of cleaning up a leak in the property's underground oil tanks. By the end of the current quarter, the underground tanks had been drained, cleaned and filled under the supervision of the Maryland Department of Environmental Protection which was satisfied with the remediation efforts. At the Marvin Gardens limited partnership, which distributed $27,000 to the Partnership in 1995, the local general partner decided to reserve additional funds for capital improvements in the current year. The distributions received from its limited partnership investments in 1995 and 1994 had been sufficient to cover the Partnership's management fees and administrative expenses and enabled the Partnership to implement a program of regular quarterly distributions to the Limited Partners at an annual rate of 2% of original invested capital, or $177,000 per year to the Limited and General Partners. Such distributions had commenced effective with a payment made in August 1994 for the quarter ended June 30, 1994. Due to the unpredictability of the annual distributions of available cash at the local limited partnership level resulting from rising property operating expenses, increases in capital expenditures and rent levels which are government controlled, the Partnership will only make annual distributions of available net cash flow in the future. Therefore, the quarterly distribution payments will be suspended subsequent to the payment made on November 15, 1996 for the quarter ended September 30, 1996.The next distribution payment is expected to be made a year from now on November 14, 1997. The
Partnership is reviewing each property in detail with the property manager to assess its potential operating performance over the next two years. However, given the current environment of rising property operating and capital improvement costs, and strict restrictions on available cash flow from the properties, it is likely that if a distribution is paid in 1997, it would only be made at an annual rate of 1%.

Occupancy levels at all six properties in which the Partnership has invested remained in the mid-to-high 90% range for the quarter ended September 30, 1996. As discussed further in the Annual Report, with the exception of The Villages at Montpelier Apartments, which has only 20% of its units restricted for low-income housing, cash flow from the properties in which the Partnership has invested is restricted by the Department of Housing and Urban Development ("HUD") and other applicable state housing agencies, which set rental rates for low-income units and require significant cash reserves to be established for future capital improvements. In addition, a substantial amount of the revenues generated by these properties comes from rental subsidy payments made by federal or state housing agencies. These features, which are characteristic of all subsidized low-income housing properties, significantly limit the pool of potential buyers for these real estate assets. Furthermore, the current uncertainty regarding potential future reductions in the level of federal government assistance for these programs may further restrict the properties' marketability. Accordingly, management does not expect the general partners of the local limited partnerships, which receive management fee revenues from the properties, to attempt to sell any of the properties in the near term. As a limited partner of the local limited partnerships, the Partnership does not control property disposition decisions. The partnership agreements state that the limited partner may cause the sale of the assets of the local limited partnerships subsequent to September 30, 1995, but not earlier than one year after it has given written notice to the operating general partner of its intent to cause such sale, and only if, during such one year period, the operating general partner does not cause the sale of such assets. If the operating general partner has not caused the assets of the partnership to be sold within such one year period the limited partner may cause such sale, but only after it has offered to sell such assets to the operating general partner, and either the operating general partner does not accept such offer within 90 days of receiving it, or the operating general partner does not complete the sale in accordance with such offer after accepting the terms.

All six of the Partnership's operating investment properties receive rental subsidy payments from the federal government under Section 8 of the National Housing Act. With the exception of The Villages at Montpelier Apartments, the subsidy agreements covering the operating investment properties do not expire for another 5 to 7 years. The subsidy agreement covering the 20% portion of The Villages at Montpelier Apartments is scheduled to expire in July 1997. Based on current market conditions, in the event that the agreement is not renewed, management believes that the units currently designated as low-income units could be re-leased at market rates which would keep the total revenues of the local limited partnership relatively unchanged from the current subsidized level. In addition, if the market for conventional multi-family apartment properties remains strong over the next 12 months, the expiration of the rental subsidy agreement at The Villages at Montpelier Apartments could enhance the property's marketability for a potential sale to a third-party. However, there are no assurances that the market conditions will remain strong over this period. If conditions were to deteriorate, The Villages at Montpelier Apartments could experience declines in occupancy and revenues upon the expiration of the subsidy agreement. It is uncertain at this time, what operating decisions and strategic actions the general partner of the local limited partnership will make concerning the expiration of this subsidy agreement. For the five properties which contain 100% low-income housing units, the government subsidy payments range from 75% to 82% of the total revenues of the related local limited partnerships. At the present time, certain legislative initiatives and governmental budget negotiations could result in a reduction in funds available for the various HUD-administered housing programs and new limitations on increases in subsidized rent levels. Such changes could adversely impact the net operating income generated by the local limited partnerships. In light of the uncertainty regarding the near term prospects for government assisted, low-income housing and the restrictions on the Partnership's ability to cause a sale of the operating properties, management does not have any plans, at the present time, to initiate the sale process under the terms of the agreements described above. A decision as to whether to take such actions to initiate the sale process with respect to any or all of the operating investment properties in the future will be based upon a number of factors including the availability of a pool of qualified buyers, an evaluation of the future of the relevant subsidy programs, the availability of financing and an assessment of local market conditions.

At September 30, 1996, the Partnership had available cash and cash equivalents of $383,000, which it intends to use for its working capital requirements and for distributions to partners. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the Partnership's real estate investments and from the proceeds received from the sale or refinancing of the properties owned by the local limited partnerships. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended September 30, 1996

For the three-month period ended September 30, 1996, the Partnership reported a net loss of $21,000 as compared to net income of $97,000 for the same period in the prior year. The unfavorable change in net operating results for the third quarter of 1996 resulted from an unfavorable change of $133,000 in the Partnership's recorded share of local limited partnership operations, which was partially offset by a $21,000 increase in other income from local limited partnerships. Distributions received from investments in limited partnerships with carrying values of zero are recorded as other income in the Partnership's statements of operations. The increase in other income for the current three-month period results from changes in the timing of the receipt of distributions from the local limited partnerships.

As discussed further in the Notes to the Financial Statements, under the equity method of accounting for limited partnership interests, losses in excess of the investment in individual local limited partnerships are not recognized currently, but rather, are offset against future earnings from such entities. Five of the six local limited partnership investments had carrying values of zero at both September 30, 1996 and 1995. As a result, the Partnership's share of local limited partnerships' operations represents the allocable operations of only the Ramblewood partnership in both the current and prior three-month periods. The unfavorable change in Ramblewood's operations for the current three-month period resulted mainly from an increase in property operating expenses mainly as a result of exterior painting work which was performed in the current period. Overall combined net operating results for the six local limited partnerships decreased over the same three-month period in the prior year primarily due to increases in property operating expenses, incentive management fees and real estate taxes. Property operating expenses increased as a result of exterior painting performed at both the Ramblewood Apartments and The Villages at Montpelier Apartments. In addition, the repair of underground oil tanks was performed at The Villages at Montpelier Apartments in the current period, as discussed further above.

Nine Months Ended September 30, 1996

For the nine-month period ended September 30, 1996, the Partnership reported a net loss of $35,000, as compared to net income of $65,000 for the same period in the prior year. The unfavorable change in net operating results for the nine months ended September 30, 1996 was the result of a decrease in other income from local limited partnerships of $79,000 and a decrease in the Partnership's recorded share of local limited partnerships' income of $15,000. Other income from local limited partnerships decreased due to the changes in the amounts and timing of the distributions from the local limited partnerships discussed further above. As discussed further above, the Partnership's share of local limited partnerships' income in the current period represents the allocable income of the Ramblewood partnership; the only one of the Partnership's investments which still has a positive equity method carrying value. For the nine months ended September 30, 1995, the Ramblewood partnership generated net income, of which the Partnership's allocable share amounted to $81,000. For the nine months ended September 30, 1996, the Ramblewood partnership generated net income of which the Partnership's allocable share amounted to $66,000. The unfavorable change in the net operating results of the Ramblewood partnership for the current nine-month period resulted mainly from an increase in property operating expenses due to sidewalk repairs and exterior painting expenses. Overall combined net operating results for the six local limited partnerships decreased over the same nine-month period in the prior year primarily due to an increase in snow removal costs at certain of the operating properties, the exterior painting at the Ramblewood Apartments and The Villages at Montpelier Apartments and the repair of the underground oil tanks performed at The Villages at Montpelier Apartments, as discussed further above.

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

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement is scheduled to continue in November 1996.

     With regard to the Abbate action described in the Annual Report on Form 10-K for the year ended March 31, 1996, in September 1996 the court dismissed many of the plaintiffs' claims as barred by the applicable statutes of limitations. The eventual outcome of this litigation and the potential impact, if any, on the Partnership's unitholders remains undeterminable at the present time.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation discussed above. However, PaineWebber has agreed not to seek indemnificaiton for any amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions. At the present time, the General Partners cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

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



Dated:  November 13, 1996