Form 10-K405
period 1996-12-31
PAINE WEBBER CMJ PROPERTIES LP
filed 1997-04-14
CIK 711393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    X              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  -----
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED: DECEMBER 31, 1996

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                       For the transition period from to .

                         Commission File Number: 0-17151

                         PAINE WEBBER/CMJ PROPERTIES LP
             (Exact name of registrant as specified in its charter)

          Delaware                                            04-2780288
(State of organization)                                     (I.R.S. Employer
                                                          Identification  No.)

  265 Franklin Street, Boston, Massachusetts                            02110
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

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                   Form 10-K Reference
---------                                                   -------------------
Prospectus of registrant dated                              Part IV
May 25, 1983, as supplemented

                         PAINE WEBBER/CMJ PROPERTIES, LP
                                 1996 FORM 10-K

                               TABLE OF CONTENTS

Part   I                                                               Page

Item  1           Business                                              I-1

Item  2           Properties                                            I-3

Item  3           Legal Proceedings                                     I-3

Item  4           Submission of Matters to a Vote of Security Holders   I-4

Part  II

Item  5           Market for the Partnership's Limited Partnership
                  Interests and Related Security Holder Matters        II-1

Item  6           Selected Financial Data                              II-1

Item  7           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  II-2

Item  8           Financial Statements and Supplementary Data          II-6

Item  9           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                  II-6

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

Item 12           Security Ownership of Certain Beneficial Owners
                  and Management                                      III-3

Item 13           Certain Relationships and Related Transactions      III-3

Part  IV

Item 14           Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                  IV-1

Signatures                                                             IV-2

Index to Exhibits                                                      IV-3

Financial Statements and Supplementary Data                     F-1 to F-75

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

     As of December 31, 1996, the Partnership owned, through local limited partnerships, interests in six apartment properties as set forth in the following table:

                                                                  Percent
Name of Local                                                     Interest in
Limited Partnership                               Date of         Local Limited
Name of Property                                Acquisition       Partnership
Location                          Size          of Interest       (1) (2)
------------------------------    ----          -----------       -------------

Fawcett's Pond
  Apartments Company
Village at Fawcett's Pond          100            6/30/83            95%
Hyannis, Massachusetts             units

Quaker Meadows
  Apartments Company
Quaker Court and The Meadows       104            6/30/83            95%
Lynn, Massachusetts                units

South Laurel Apartments
  Limited Partnership
Villages at Montpelier             520            6/30/83            85%
Laurel, Maryland                   units

Marvin Gardens Associates
Marvin Gardens                     37             7/29/83            95%
Cotati, California                 units

Colonial Farms Ltd.
Colonial Farms                     100            7/29/83            95%
Modesto, California                units

Holbrook Apartments Company
Ramblewood Apartments              170            8/30/83            85%
Holbrook, Massachusetts            units

(1) The Partnership owns limited partnership interests in the local limited partnerships owning the apartment properties and improvements.

(2) See Notes to the Financial Statements filed with this Annual Report for current outstanding mortgage balances and a description of the long-term mortgage indebtedness collateralized by the operating property investments of the local limited partnerships and for a description of the local limited partnership agreements through which the Partnership has acquired these real estate investments.

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

     The Partnership has generated tax losses since inception. However, the benefits of such losses to investors have been significantly reduced by changes in federal income tax law subsequent to the organization of the Partnership. The Partnership continues to retain an ownership interest in all six of its original operating investment properties. As of December 31, 1996, all of the properties are generating sufficient cash flow from operations to cover their operating expenses and debt service payments, and the majority of the properties are generating excess cash flow, a portion of which is being distributed to the Partnership on an annual basis in accordance with the respective regulatory and limited partnership agreements. Given the improvements in cash flow and the strong operating performances of the investment properties in recent years, management had instituted a program of regular quarterly distributions in 1994 at an annual rate of 2% on original invested capital. As discussed further in
Item 7, during 1996 distributions to the Partnership from the local limited partnerships declined, causing management to suspend distributions effective for the fourth quarter of 1996 until further notice. Distributions paid to the Limited and General Partners totalled $177,000 during 1996. In the future, to the extent there is distributable cash flow from the properties after the payment of Partnership management fees and operating expenses, the Partnership will make annual distribution payments each November. Given the current operating performance of the properties, it is likely that if a distribution is paid in November 1997, it would be made at an annual rate of 1% on invested capital.

     The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final sales of its investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final disposition, which cannot presently be determined. Because of the government restrictions on rental revenues and the related capital expenditure reserve requirements and cash flow distribution limitations, there is a limited number of potential buyers in the market for government subsidized, low-income housing properties such as the Partnership has invested in. Furthermore, the current uncertainty regarding potential future reductions in the level of federal government assistance for these programs may further restrict the properties' marketability. Accordingly, management does not expect the General Partners of the local limited partnerships, which receive management fee revenues from the properties, to attempt to sell any of the properties in the near term. As discussed further in
Item  7,  as  a  limited  partner  in  the  local  limited   partnerships,   the
Partnership's ability to influence major business decisions, including any decision to sell the properties, is restricted under the terms of the agreements.

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

     The Partnership has no employees; it has, however, entered into an Advisory Contract with PaineWebber Properties Incorporated (the "Adviser"), which is responsible for the day-to-day operations of the Partnership. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated (PWI), a wholly-owned subsidiary of PaineWebber Group, Inc. ("PaineWebber").

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

Item 2.  Properties

     The Partnership has acquired interests in six operating properties through investments in local limited partnerships. The local limited partnerships and related properties are referred to under Item 1 above to which reference is made for the description, name, location, and ownership interest in each property.

      Occupancy figures for each quarter during 1996, along with an average for the year, are presented below for each property:

                                             Percent Occupied At
                                    -------------------------------------------
                                                                        1996
                                    3/31/96  6/30/96  9/30/96  12/31/96 Average
                                    -------  -------  -------  -------- -------

Village at Fawcett's Pond
 Apartments                         100%      99%      100%     100%    100%

Quaker Court and The Meadows         99%      99%       99%      98%     99%

Villages at Montpelier Apartments    94%      94%       95%      96%     95%

Marvin Gardens Apartments            98%     100%      100%     100%    100%

Colonial Farms Apartments            98%      99%       99%     100%     99%

Ramblewood Apartments               100%      99%      100%      99%    100%

Item 3.  Legal Proceedings

     In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including PaineWebber Shelter Fund, Inc. and Properties Associates ("PA") which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

      The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in PaineWebber/CMJ Properties, LP, PaineWebber, Paine Webber Shelter Fund, Inc. and PA (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in PaineWebber/CMJ Properties, LP, also alleged that following the sale of the partnership interests, PaineWebber, Paine Webber Shelter Fund, Inc. and PA misrepresented financial information about the Partnerships value and performance. The amended complaint alleged that PaineWebber, Paine Webber Shelter Fund, Inc. and PA violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provided for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court issued a final approval of the settlement.

     In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages against PaineWebber. Mediation with respect to the Abbate action was held in December 1996. As a result of such mediation, a settlement between PaineWebber and the plaintiffs was reached which provides for the complete resolution of such action. Final releases and dismissals with regard to this action are expected to be received in April 1997.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation described above. However, PaineWebber has agreed not to seek indemnification for the amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions. At the present time, the General Partners cannot estimate the impact, if any, of any other potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

     The Partnership and the local limited partnerships are not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                                    PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

      At December 31, 1996 there were 901 record holders of Units in the Partnership. There is no public market for the Units, and it is not anticipated that a public market for Units will develop. The Managing General Partner will not redeem or repurchase Units.

      Reference is made to Item 6 below for a discussion of the amount of cash distributions made to the Limited Partners during 1996.

Item 6.  Selected Financial Data

                         Paine Webber/CMJ Properties, LP
                      (In thousands, except per Unit data)

                                        Years Ended December 31,
                           ---------------------------------------------------
                             1996        1995       1994    1993       1992
                             ----        ----       ----    ----       ----

Revenues                  $   98       $  244     $  179   $  293    $  208

Expenses                  $  280       $  288     $  268   $  289    $  285

Partnership's share
 of local limited
 partnerships' income     $  157       $  174     $  186   $  203    $  162

Net income (loss)         $  (25)      $  130     $   97   $  207    $   85

Cash distributions per
 Limited
 Partnership Unit         $ 20.00      $20.00     $10.00        -         -

Net income (loss) per
 Limited
 Partnership Unit         $ (2.82)     $14.75     $11.01   $23.45    $ 9.63

Total assets              $  415       $  486     $  525   $  729    $  519


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

     The Partnership offered limited partnership interests to the public from May 1983 to April 1984 pursuant to a Registration Statement filed under the Securities Act of 1933. The Partnership received gross proceeds of $8,746,000, and after deducting selling expenses and offering costs, the Partnership invested approximately $6,960,000 in six local limited partnerships owning housing projects that receive various forms of federal, state or local assistance and that may be classified as "low-income housing" under the Internal Revenue Code. The Partnership does not have any commitments for additional capital expenditures or investments. The Partnership continues to retain an ownership interest in all six of its original operating investment properties. As of December 31, 1996, all of the properties are generating sufficient cash flow from operations to cover their operating expenses and debt service payments, and the majority of the properties are generating excess cash flow, a portion of which is being distributed to the Partnership on an annual basis in accordance with the respective regulatory and limited partnership agreements. Given the improvements in cash flow and the strong operating performances of the investment properties in recent years, in 1994 management had instituted a program which provided for the payment of regular quarterly distributions at an annual rate of 2% on original invested capital. As discussed further below, during 1996 distributions to the Partnership from the local limited partnerships declined, causing management to suspend distributions effective for the fourth quarter of 1996 until further notice. In the future, to the extent there is distributable cash flow from the properties after the payment of Partnership management fees and operating expenses, the Partnership will make annual distribution payments each November. Management of the Partnership is currently in the process of reviewing the properties in detail with the affiliate of the operating general partners which manages the day-to-day operations of the investment properties to assess each property's potential operating performance over the next two years. Nonetheless, given the current environment of rising property operating and capital improvement costs, and the strict restrictions on available cash flow from the properties, it is likely that if a distribution is paid in November 1997, it would only be made at an annual rate of 1% on invested capital.

     The Partnership received distributions totalling $310,000 in 1996 from four of the six local limited partnership investments. In 1995, the Partnership had received distributions from all six investments which totalled $435,000. The distributions received in 1996 represented the available cash flow for distribution as of December 31, 1995, as determined by the general partners of the local limited partnerships in accordance with the partnership, financing and regulatory agreements. No distributions were received in 1996 from the Villages at Montpelier and Marvin Gardens limited partnerships. At the Villages at Montpelier limited partnership, which distributed $63,000 to the Partnership in 1995, the local general partner decided to withhold excess cash flow to pay clean-up costs resulting from a leak in the property's underground oil tanks. During the current year, the underground tanks were drained, cleaned and filled under the supervision of the Maryland Department of Environmental Protection which was satisfied with the remediation work. At the Marvin Gardens limited partnership, which distributed $27,000 to the Partnership in 1995, the local general partner decided to reserve additional funds for capital improvements in the current year. Distributions from the Quaker Meadows, Colonial Farms and Holbrook partnerships also declined slightly in the current year primarily due to increased expenditures in 1995 for repairs and maintenance and capital improvements.

     Average occupancy levels at all six properties in which the Partnership has invested remained in the mid-to-high 90% range for the year ended December 31, 1996. Cash flow from the properties in which the Partnership has invested is restricted by the Department of Housing and Urban Development ("HUD") and other applicable state housing agencies, which set rental rates for low-income units and require significant cash reserves to be established for future capital improvements. In addition, a substantial amount of the revenues generated by these properties comes from rental subsidy payments made by federal or state housing agencies. These features, which are characteristic of all subsidized low-income housing properties, significantly limit the pool of potential buyers for these real estate assets. Furthermore, the current uncertainty regarding potential future reductions in the level of federal government assistance for these programs may further restrict the properties' marketability. Accordingly, management does not expect the general partners of the local limited partnerships, which receive management fee revenues from the properties, to attempt to sell any of the properties in the near term. As a limited partner of the local limited partnerships, the Partnership does not control property disposition decisions. The partnership agreements state that the limited partner may cause the sale of the assets of the local limited partnerships subsequent to June 30, 1995, but not earlier than one year after it has given written notice to the operating general partner of its intent to cause such sale, and only if, during such one year period, the operating general partner does not cause the sale of such assets. If the operating general partner has not caused the assets of the partnership to be sold within such one year period the limited partner may cause such sale, but only after it has offered to sell such assets to the operating general partner, and either the operating general partner does not accept such offer within 90 days of receiving it, or the operating general partner does not complete the sale in accordance with such offer after accepting the terms.

     All six of the Partnership's operating investment properties receive rental subsidy payments from the federal government under Section 8 of the National Housing Act. With the exception of The Villages at Montpelier Apartments, which has only 20% of its units restricted for low-income housing, the subsidy agreements covering the operating investment properties do not expire for another 4-to-6 years. The subsidy agreement covering the 20% portion of The Villages at Montpelier Apartments is scheduled to expire in July 1997. The agreement does not provide for any renewal options, and the general partner of the local limited partnership which owns The Villages at Montpelier Apartments does not have any current plans to apply for an extension of this subsidy agreement. Accordingly, during the second half of 1997 the subsidized units at the property are expected to be converted to market rent units. There is likely to be at least a temporary decline in occupancy as these units are re-leased. Based on current market conditions, management believes that the units currently designated as low-income units could be re-leased at market rates which would keep the total revenues of the local limited partnership relatively unchanged from the current subsidized level. In addition, if the market for conventional multi-family apartment properties remains strong in 1997, the expiration of the rental subsidy agreement at The Villages at Montpelier Apartments and the conversion of the property to 100% market-rate apartments could enhance the property's marketability for a potential sale by increasing the pool of interested buyers. However, there are no assurances that such market conditions will remain strong over this period. If conditions were to deteriorate, The Villages at Montpelier Apartments could experience extended declines in occupancy and revenues upon the expiration of the subsidy agreement. For the five properties which contain 100% low-income housing units, the government subsidy payments range from 75% to 82% of the total revenues of the related local limited partnerships. At the present time, certain legislative initiatives and governmental budget negotiations could result in a reduction in funds available for the various HUD-administered housing programs and new limitations on subsidized rent levels. Such changes could adversely impact the net operating income generated by the local limited partnerships. In light of the uncertainty regarding the near term prospects for government assisted, low-income housing and the restrictions on the Partnership's ability to cause a sale of the operating properties, management does not have any plans, at the present time, to initiate the sale process under the terms of the agreements described above. A decision as to whether to take such actions to initiate the sale process with respect to any or all of the operating investment properties in the future will be based upon a number of factors including the availability of a pool of qualified buyers, an evaluation of the future of the relevant subsidy programs, the availability of financing and an assessment of local market conditions. If, as expected, the regulatory agreement on The Villages at Montpelier Apartments expires in 1997, the decision of whether to initiate a sale process for that property would be based on a more traditional analysis of existing market conditions and future appreciation potential.

      At December 31, 1996, the Partnership had available cash and cash equivalents of approximately $323,000, which it intends to use for its working capital requirements and for distributions to partners. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the Partnership's real estate investments and from the proceeds received from the sale or refinancing of the properties owned by the local limited partnerships. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
--------------------

1996 Compared to 1995
---------------------
     For the year ended December 31, 1996, the Partnership reported a net loss of $25,000, as compared to net income of $130,000 for 1995. This unfavorable change in the Partnership's net operating results of $155,000 is attributable to a $138,000 increase in the Partnership's operating loss and a $17,000 decline in the Partnership's share of local limited partnerships' income.

     In accordance with the equity method of accounting for limited partnership interests, the Partnership does not record losses from investment properties when losses exceed the Partnership's equity method basis in these properties, and future income is recognized only when it exceeds the previously unrecorded losses. Five of the Partnership's six investments had an equity method basis of zero as of December 31, 1996 and 1995. The Holbrook Apartments Company (Ramblewood Apartments) was the only remaining investment with a positive equity method carrying value as of December 31, 1996 and 1995. The Partnership's share of income from the Ramblewood Apartments for 1996 and 1995 totalled $141,000 and $174,000, respectively. This unfavorable change in the net operating results of the Ramblewood partnership resulted mainly from an increase in property operating expenses. Property operating expenses increased as a result of sidewalk repairs, exterior painting, and the replacement of playground equipment which occurred in the current year. During 1996, cumulative income allocations to the Partnership from the Fawcett's Pond investment exceeded previously unrecorded losses. As a result, the Partnership recognized a portion of the 1996 income allocation from the Fawcett's Pond partnership ($16,000) in its share of local limited partnerships' income in the current year, which partially offset the decline in income. Distributions from the Fawcett's Pond partnership were recorded as reductions to the investment carrying value to the extent of the current year income recognition which reduced the carrying value of the investment to zero as of December 31, 1996. Overall, the combined net operating results of the six local limited partnerships improved from a net loss of $6,000 in 1995 to net income of $17,000 in 1996. This favorable change resulted from an increase in combined revenues of $67,000 which exceeded the increase in combined expenses of $44,000.

     The Partnership's operating loss increased due to a $146,000 decrease in total revenues which was partially offset by an $8,000 decrease in Partnership general and administrative expenses. The major portion of the decrease in total revenues is attributable to a $137,000 decline in other income from local limited partnerships. As discussed further in Note 2 to the financial statements, distributions from the local limited partnerships are recorded as other income for those investments for which the Partnership's equity method carrying value has been reduced to zero. With the exception of Fawcett's Pond, distributions from which remained unchanged, distributions from the five local limited partnerships with carrying values of zero declined by varying amounts in 1996 generally due to rising operating expenses and increases in capital expenditures. In addition, as discussed further above, a portion of the distributions received from the Fawcett's Pond partnership in 1996 were recorded as reductions to the investment's carrying value. Also contributing to the decrease in total revenues was a $9,000 decline in interest income on invested cash reserves. The decline in general and administrative expenses was mainly due to decreases in certain required professional services.

1995 Compared to 1994
---------------------

     The Partnership recorded net income of $130,000 for the year ended December 31, 1995, as compared to net income of $97,000 for 1994. The increase in net income of $33,000 was mainly the result of an increase in other income from local limited partnerships of $64,000. As noted above, distributions from the local limited partnerships are recorded as income for those investments for which the Partnership's equity method carrying value has been reduced to zero. Distributions totalling $221,000 from five partnerships were recorded as other income in the year ended December 31, 1995, as compared to $157,000 from the same five partnerships for 1994. The favorable change in other income from local limited partnerships was partially offset by an increase of $20,000 in the Partnership's general and administrative expenses in 1995.

      In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership's equity method basis in these properties. Five of the Partnership's six investments had an equity method basis of zero as of December 31, 1995 and 1994. Distributions from the Holbrook Apartments Company (Ramblewood Apartments), the only remaining investment which still has a positive equity method carrying value, are recorded as reductions of the investment carrying value and totalled $214,000 and $250,000 for 1995 and 1994, respectively. Distributions from the other five limited partnerships increased by $64,000 in 1995, as reflected in the change in other income. This increase resulted primarily from an increase of $47,000 in distributions from The Villages at Montpelier Apartments, which, as noted above, is the only one of the Partnership's properties which is not 100% low-income housing. The distributions received in 1995 reflected the available cash flow from 1994 operations.

     The Partnership's recorded share of local limited partnerships' income in 1995 consisted of income of $174,000 from the Ramblewood Apartments limited partnership, as compared to income of $186,000 from the same partnership in 1994. Net income was down slightly at Ramblewood, mainly due to increases in salaries expense and real estate taxes. Overall, an increase in combined property operating expenses of $282,000 for the six local limited partnerships exceeded the increase in combined revenues of $75,000. Occupancy levels remained high throughout 1995 with average occupancy above 95% at all properties. Revenues were up at all properties except at The Villages at Montpelier Apartments. At The Villages at Montpelier Apartments, revenues decreased slightly during 1995 due to a temporary decline in occupancy experienced in the third quarter. Occupancy at The Villages at Montpelier Apartments averaged 95% for 1995, but dropped to 91% in August 1995 as a result of management's efforts to increase rental rates for the market-rate units. Management stepped up its marketing efforts in conjunction with the rate increases. After the initial decline in occupancy, the marketing efforts generated positive results as the occupancy level recovered and the number of prospective tenants visiting the property increased. Expenses in general were up at all of the local limited partnerships with repairs and maintenance expenses running higher in 1995 at these properties due to a combination of their ages, applicable regulatory requirements and management's operating philosophy. Such expenses do, however, fluctuate from year to year.

1994 Compared to 1993
---------------------

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

     In the aggregate, rental revenues increased at five of the six investment properties during 1994. The combined total rental revenues increased by $218,000, with the largest increase occurring at The Villages at Montpelier Apartments. Occupancy levels remained stable throughout 1994 at the Fawcett's Pond, Marvin Gardens, Quaker Court and Meadows and Ramblewood properties. At Colonial Farms, revenues decreased slightly during 1994 due to a temporary decline in occupancy experienced in the second and third quarters. Occupancy at Colonial Farms averaged 99% for 1993. Average occupancy for 1994 declined to 96%, although the property had rebounded to 98% as of December 31, 1994. The increase in revenues at The Villages at Montpelier Apartments was primarily attributable to the increase in the average occupancy of the property, from 89% for 1993 to 93% for 1994. In addition, management was able to reduce the level of concessions used to attract tenants throughout 1994. In addition to the improvement in revenues, the combined total expenses of the six operating properties decreased by $201,000 in 1994, primarily due to a decrease in repairs and maintenance expenses at certain of the properties. Several non recurring maintenance projects were completed at the properties during 1993.

Inflation
---------

     The Partnership completed its thirteenth full year of operations in 1996. To date, the effects of inflation and changes in prices on the Partnership's operating results have not been significant. In the future, with regard to the local limited partnerships, contract rental rates under "Section 8" agreements may be increased at the discretion of the Department of Housing and Urban Development in response to inflationary pressures to cover increases in operating expenses due to inflation.

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

     (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                   Date
                                                                   Elected
     Name                  Office                          Age     to Office
     ----                  ------                          ---     ---------

Bruce J. Rubin          President and Director              37      8/22/96
Terrence E. Fancher     Director                            43      10/10/96
Walter V. Arnold        Senior Vice President
                          and Chief Financial Officer       49      10/29/85
James A. Snyder         Senior Vice President               51      7/6/92
David F. Brooks         First Vice President and
                          Assistant Treasurer               54      12/10/82 *
Timothy J. Medlock      Vice President and Treasurer        35      6/1/88
Thomas W. Boland        Vice President                      34      12/1/91

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

     Bruce J. Rubin is President and Director of the Managing General Partner. Mr. Rubin was named President and Chief Executive Officer of PWPI in August 1996. Mr. Rubin joined PaineWebber Real Estate Investment Banking in November 1995 as a Senior Vice President. Prior to joining PaineWebber, Mr. Rubin was employed by Kidder, Peabody and served as President for KP Realty Advisers, Inc. Prior to his association with Kidder, Mr. Rubin was a Senior Vice President and Director of Direct Investments at Smith Barney Shearson. Prior thereto, Mr.
Rubin was a First Vice President and a real estate workout specialist at Shearson Lehman Brothers. Prior to joining Shearson Lehman Brothers in 1989, Mr. Rubin practiced law in the Real Estate Group at Willkie Farr & Gallagher. Mr. Rubin is a graduate of Stanford University and Stanford Law School.

     Terrence E.  Fancher  was  appointed  a Director  of the  Managing  General
Partner in October 1996. Mr. Fancher is the Managing Director in charge of PaineWebber's Real Estate Investment Banking Group. He joined PaineWebber as a result of the firm's acquisition of Kidder, Peabody. Mr. Fancher is responsible for the origination and execution of all of PaineWebber's REIT transactions, advisory assignments for real estate clients and certain of the firm's real estate debt and principal activities. He joined Kidder, Peabody in 1985 and, beginning in 1989, was one of the senior executives responsible for building Kidder, Peabody's real estate department. Mr. Fancher previously worked for a major law firm in New York City. He has a J.D. from Harvard Law School, an M.B.A. from Harvard Graduate School of Business Administration and an A.B. from Harvard College.

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

      James A. Snyder is a Senior Vice President of the Managing General Partner and a Senior Vice President of the Adviser. Mr. Snyder re-joined the Adviser in July 1992 having served previously as an officer of PWPI from July 1980 to August 1987. From January 1991 to July 1992, Mr. Snyder was with the Resolution Trust Corporation where he served as the Vice President of Asset Sales prior to re-joining PWPI. From February 1989 to October 1990, he was President of Kan Am Investors, Inc., a real estate investment company. During the period August 1987 to February 1989, Mr. Snyder was Executive Vice President and Chief Financial Officer of Southeast Regional Management Inc., a real estate development company.

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

     Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended December 31, 1996, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

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

     The Partnership paid distributions to the Unitholders on a quarterly basis at a rate of 2% per annum on original invested capital from August 15, 1994 for the quarter ended June 30, 1994 to November 15, 1996 for the quarter ended September 30, 1996. The Partnerships quarterly distributions were suspended effective for the quarter ended December 31, 1996 due to an unexpected decline in the cash flow distributions from the local limited partnerships in which the Partnership has invested. In addition, the Partnership's Units of Limited Partnership Interest are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly, no accurate price information is available for these Units. Therefore, a presentation of historical Unitholder total returns would not be meaningful.

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

Item 13.  Certain Relationships and Related Transactions

     The General Partners of the Partnership are PW Shelter Fund, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group, Inc. ("PaineWebber") and Properties Associates (the "Associate General Partner"), a Massachusetts general partnership, certain general partners of which are also officers of the Managing General Partner and PaineWebber Properties Incorporated (the "Adviser"). Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by the Adviser pursuant to an advisory contract. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber. The General Partners, the Adviser and PWI receive fees and compensation, determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management, financing and disposition of Partnership investments. In addition, the Managing General Partner and the Adviser are reimbursed for their out-of-pocket expenses relating to the offering of Units, the administration of the Partnership and the acquisition and operation of the Partnership's real property investments.

     Distributable cash, as defined, if any, for each fiscal year shall be distributed annually in the ratio of 99% to the Limited Partners and 1% to the General Partners. All sale or refinancing proceeds will be distributed in varying proportions to the Limited and General Partners, as specified in the Partnership Agreement.

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

     Under the advisory contract, the Adviser has specific management responsibilities, to administer the day-to-day operations of the Partnership and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser earns a basic management fee of .5% of invested assets for these services. Invested assets is the sum of the amount invested by the Partnership in each local limited partnership plus a proportionate interest in the mortgage debt initially incurred by the local limited partnerships. The Adviser earned management fees of $199,000 for the year ended December 31, 1996. Accounts payable - affiliates at December 31, 1996 consists of management fees of $132,000 payable to the Adviser.

     In connection with the sale of each property, the Adviser may receive a disposition fee in an amount equal to 1% based on the selling price of the property, subordinated to the payment of certain amounts to the Limited Partners.

     An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities including the Partnership. Included in general and administrative expenses for the year ended December 31, 1996 is $32,000, representing reimbursements to this affiliate for providing such services to the Partnership.

     The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $2,000 (included in general and administrative expenses) for managing the Partnership's cash assets during the year ended December 31, 1996. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

     See Note 3 to the accompanying financial statements of the Partnership for a further discussion of certain relationships and related party transactions.

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

   (b) No reports on Form 8-K were filed during the last quarter of 1996.

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

                         PAINE WEBBER/CMJ PROPERTIES, LP
                               LIMITED PARTNERSHIP



                                      By:  PW Shelter Fund, Inc.
                                           Managing General Partner



                                      By:  /s/ Bruce J. Rubin
                                           ------------------
                                           Bruce J. Rubin
                                           President
                                           and Chief Executive Officer


                                      By:  /s/ Walter V. Arnold
                                           --------------------
                                           Walter V. Arnold
                                           Senior Vice President and
                                           Chief Financial Officer



                                      By:  /s/ Thomas W. Boland
                                           --------------------
                                           Thomas W. Boland
                                           Vice President


Dated:  April 11, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.



By:  /s/ Bruce J. Rubin                Date:  April 11, 1997
     -------------------                      --------------
     Bruce J. Rubin
     Director



By:  /s/ Terrence E. Fancher           Date:  April 11, 1997
     -----------------------                  --------------
     Terrence E. Fancher
     Director


                           ANNUAL REPORT ON FORM 10-K
                                  Item 14(a)(3)

                         PAINE WEBBER/CMJ PROPERTIES, LP


                                INDEX TO EXHIBITS

                                                            Page Number in the Report
Exhibit No.     Description of Document                     Or Other Reference
-----------     -----------------------                     ---------------------------

(3) and (4)  Prospectus of the Partnership                  Filed with the Commission pursuant to
             dated May 25, 1983, as                         Rule 424(c) and incorporated herein by
             supplemented, with particular                  reference.
             reference to the Restated
             Certificate and Agreement of
             Limited Partnership


(10)         Material contracts previously                  Filed with the Commission pursuant to
             filed as exhibits to registration              Section 13 or 15(d) of the Securities Act
             statements and amendments thereto              of 1934 and incorporated herein by
             of the registrant together with all            reference.
             such contracts filed as exhibits of
             previously filed Forms 8-K and Forms
             10-K are hereby incorporated herein
             by reference.


(13)         Annual Reports to Limited Partners             No Annual Report for the year ended
                                                            December 31, 1996  has  been  sent  to  the
                                                            Limited  Partners.  An  Annual Report  will
                                                            be  sent  to the Limited Partners subsequent
                                                            to this filing.

(22)         List of subsidiaries                           Included  in Item 1 of Part 1 of this Report
                                                            Page I-1, to which reference is hereby made.

(27)         Financial Data Schedule                        Filed as the last page of EDGAR submission
                                                            following the Financial Statements required
                                                            by Item 14.


                           ANNUAL REPORT ON FORM 10-K

                        Item 14(a) (1) and (2) and 14(d)

                         PAINE WEBBER/CMJ PROPERTIES, LP

                          INDEX TO FINANCIAL STATEMENTS

                                                                  Reference
                                                                  ---------

Paine Webber/CMJ Properties, LP

   Independent Auditors' Report                                       F-4

   Balance sheets at December 31, 1996 and 1995                       F-5

   Statements of operations for the years ended December
     31, 1996, 1995 and 1994                                          F-6

   Statements of changes in partners' capital (deficit) for the
     years ended December 31, 1996, 1995 and 1994                     F-7

   Statement of cash flows for the years ended December 31, 1996,
     1995 and 1994                                                    F-8

   Notes to financial statements                                      F-9

Fawcett's Pond Apartments Company

   Independent Auditors' Report                                      F-21

   Balance sheets at December 31, 1996 and 1995                      F-22

   Statements of operations for the years ended December 31,
     1996, 1995 and 1994                                             F-23

   Statements of partners' deficit for the years ended
     December 31, 1996, 1995 and 1994                                F-24

   Statements of cash flows for the years ended December 31,
     1996, 1995 and 1994                                             F-25

   Notes to financial statements                                     F-27

Quaker Meadows Apartments Company

   Independent Auditors' Report                                      F-30

   Balance sheets at December 31, 1996 and 1995                      F-31

   Statements of operations for the years ended December 31, 1996,
      1995 and 1994                                                  F-32

   Statements of partners' deficit for the years ended December
      31, 1996, 1995 and 1994                                        F-33

   Statements of cash flows for the years ended December 31, 1996,
      1995 and 1994                                                  F-34

   Notes to financial statements                                     F-36

                         PAINE WEBBER/CMJ PROPERTIES, LP

                                                                   Reference
                                                                   ---------

South Laurel Apartments Limited Partnership

   Independent Auditors' Report                                         F-39

   Balance sheets at December 31, 1996 and 1995                         F-40

   Statements of operations for the years ended December 31, 1996,
      1995 and 1994                                                     F-41

   Statements of partners' deficit for the years ended December
      31, 1996, 1995 and 1994                                           F-42

   Statements of cash flows for the years ended December 31, 1996,
      1995 and 1994                                                     F-43

   Notes to financial statements                                        F-45

Marvin Gardens Associates

   Independent Auditors' Report                                         F-49

   Balance sheets at December 31, 1996 and 1995                         F-50

   Statements of operations for the years ended December 31, 1996,
      1995 and 1994                                                     F-51

   Statements of partners' deficit for the years ended December 31,
      1996, 1995 and 1994                                               F-52

   Statements of cash flows for the years ended December 31, 1996,
      1995 and 1994                                                     F-53

   Notes to financial statements                                        F-55

Colonial Farms, Ltd.

   Independent Auditors' Report                                         F-58

   Balance sheets at December 31, 1996 and 1995                         F-59

   Statements of operations  for the years ended December 31, 1996,
      1995 and 1994                                                     F-60

   Statements of partners' deficit for the years ended December 31,
      1996, 1995 and 1994                                               F-61

   Statements of cash flows for the years ended December 31, 1996,
      1995 and 1994                                                     F-62

   Notes to financial statements                                        F-64

                         PAINE WEBBER/CMJ PROPERTIES, LP

                                                                  Reference
                                                                  ---------


Holbrook Apartments Company

   Independent Auditors' Report                                      F-67

   Balance sheets at December 31, 1996 and 1995                      F-68

   Statements of operations for the years ended December 31,
      1996, 1995 and 1994                                            F-69

   Statements of partners' deficit for the years ended December
      31, 1996, 1995 and 1994                                        F-70

   Statements of cash flows for the years ended December 31, 1996,
      1995 and 1994                                                  F-71

   Notes to financial statements                                     F-73



All  schedules  have  been  omitted  since  the  required   information  is  not
applicable, or because the information required is included in the financial statements, including the notes thereto.

                         INDEPENDENT AUDITORS' REPORT






The Partners of
Paine Webber/CMJ Properties, LP

     We have audited the accompanying balance sheets of Paine Webber/CMJ Properties, LP (a Limited Partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paine Webber/CMJ Properties, LP at December 31, 1996 and 1995, and the results of its operations, changes in partners' capital (deficit), and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.






                               /s/ Reznick Fedder & Silverman
                               REZNICK FEDDER & SILVERMAN


Baltimore, Maryland
March 20, 1997

                         PAINE WEBBER/CMJ PROPERTIES, LP

                                 BALANCE SHEETS
                           December 31, 1996 and 1995
                     (In thousands, except per Unit amounts)

                                     ASSETS

                                                            1996        1995
                                                            ----        ----

Investments in local limited partnerships, at equity     $     92     $   161
Cash and cash equivalents                                     323         325
                                                         --------     -------
                                                         $    415     $   486
                                                         ========     =======



                        LIABILITIES AND PARTNERS' CAPITAL


Accrued expenses                                         $     21     $    22
Accounts payable - affiliates                                 132           -
                                                         --------     --------
                                                              153          22

Partners' capital:
  General Partners:
   Capital contributions                                        1           1
   Cumulative net losses                                      (70)        (70)
   Cumulative distributions                                    (5)         (3)

  Limited Partners ($1,000 per Unit;
     15,000 Units authorized;
     8,746 Units issued and outstanding):
   Capital contributions, net of offering costs             7,679       7,679
   Cumulative net losses                                   (6,906)     (6,881)
   Cumulative distributions                                  (437)       (262)
                                                         --------     -------
      Total partners' capital                                 262         464
                                                         --------     -------
                                                         $    415     $   486
                                                         ========     =======














   The accompanying notes are an integral part of these financial statements.

                         PAINE WEBBER/CMJ PROPERTIES, LP

                            STATEMENTS OF OPERATIONS
              For the years ended December 31, 1996, 1995 and 1994
                     (In thousands, except per Unit amounts)

                                                 1996      1995         1994
                                                 ----      ----         ----

Revenues:
   Interest income                             $   14      $   23     $    22
   Other income from local limited
     partnerships                                  84         221         157
                                               ------      ------     -------
                                                   98         244         179

Expenses:
   Management fees                                199         199         199
   General and administrative                      81          89          69
                                               ------      ------     -------
                                                  280         288         268
                                               ------      ------     -------
Operating loss                                   (182)        (44)        (89)

Partnership's share of local limited
  partnerships' income                            157         174         186
                                               ------      ------     -------

Net income (loss)                              $  (25)     $  130     $    97
                                               ======      ======     =======


Net income (loss) per Limited
  Partnership Unit                             $(2.82)     $14.75     $ 11.01
                                               ======      ======     =======

Cash distributions per Limited
  Partnership Unit                             $20.00      $20.00     $ 10.00
                                               ======      ======     =======



   The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 8,746 Limited Partnership Units outstanding during each year.






   The accompanying notes are an integral part of these financial statements.

                         PAINE WEBBER/CMJ PROPERTIES, LP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the years ended December 31, 1996, 1995 and 1994
                                 (In thousands)



                                          General         Limited
                                          Partners        Partners      Totals
                                          --------        --------      ------


Balance at December 31, 1993              $  (71)        $  573        $  502

Cash distributions                            (1)           (87)          (88)

Net income                                     1             96            97
                                          ------         ------        ------

Balance at December 31, 1994                 (71)           582           511

Cash distributions                            (2)          (175)         (177)

Net income                                     1            129           130
                                          ------         ------        ------

Balance at December 31, 1995                 (72)           536           464

Cash distributions                            (2)          (175)         (177)

Net loss                                       -            (25)          (25)
                                          ------         ------        ------

Balance at December 31, 1996              $  (74)        $  336        $  262
                                          ======         ======        ======






   The accompanying notes are an integral part of these financial statements.

                         PAINE WEBBER/CMJ PROPERTIES, LP

                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1996, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                 1996        1995       1994
                                                 ----        ----       ----

Cash flows from operating activities:
  Net income (loss)                             $ (25)     $  130      $   97
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
   Other income from local limited
    partnerships                                  (84)       (221)       (157)
   Partnership's share of local limited
    partnerships' income                         (157)       (174)       (186)
   Changes in assets and liabilities:
     Accrued expenses                              (1)          8          (8)
     Accounts payable - affiliates                132           -        (204)
                                                 -----      -----      ------
      Total adjustments                          (110)       (387)       (555)
                                                -----       -----      ------
      Net cash used in operating activities      (135)       (257)       (458)
                                                -----       -----      ------

Cash flows from investing activities:
   Distributions from local limited
     partnerships                                 310         435         407
                                                -----       -----      ------
      Net cash provided by investing
        activities                                310         435         407
                                                -----       -----      ------

Cash flows from financing activities:
   Distributions to partners                     (177)       (177)        (88)
                                               ------       -----      ------
      Net cash used in financing activities      (177)       (177)        (88)
                                                -----       -----      ------

Net (decrease) increase in cash and
  cash equivalents                                 (2)          1        (139)

Cash and cash equivalents, beginning of year      325         324         463
                                               ------       -----      ------

Cash and cash equivalents, end of year         $  323       $ 325      $  324
                                               ======       =====      ======











   The accompanying notes are an integral part of these financial statements.

                         PAINE WEBBER/CMJ PROPERTIES, LP

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1996


1.   Organization and Nature of Operations

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

       The Partnership originally invested the net proceeds of the public offering, through local limited partnerships, in six apartment projects which receive governmental assistance in the form of low interest rate mortgages and rent subsidies. The Partnership's original investment objectives were to invest the net cash proceeds from the offering of limited partnership units in rental apartment properties receiving various forms of federal, state or local assistance with the goals of providing:
     (1) tax losses from deductions generated by investments; (2) capital preservation; (3) potential capital appreciation; and (4) potential future cash distributions from operations (on a limited basis), or from the sale or refinancing of the projects owned by the local limited partnerships, or from the sale of interests in the local limited partnerships.

       The Partnership has generated tax losses since inception. However, the benefits of such losses to investors have been significantly reduced by changes in federal income tax law subsequent to the organization of the Partnership. The Partnership continues to retain an ownership interest in all six of its original operating investment properties. As of December 31, 1996, all of the properties are generating sufficient cash flow from operations to cover their operating expenses and debt service payments, and the majority of the properties are generating excess cash flow, a portion of which is being distributed to the Partnership on an annual basis in accordance with the respective regulatory and limited partnership agreements. Given the improvements in cash flow and the strong operating performances of the investment properties in recent years, management had instituted a program of regular quarterly distributions in 1994 at an annual rate of 2% on original invested capital. Effective for the fourth quarter of 1996, due to an unexpected decline in the level of cash flow distributions from the local limited partnerships, distributions to the partners were suspended until further notice. In the future, to the extent there is distributable cash flow from the properties after the payment of Partnership management fees and operating expenses, the Partnership will make annual distribution payments each November.

       The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final sales of its investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final disposition, which cannot presently be determined. Because of the government restrictions on rental revenues and the related capital expenditure reserve requirements and cash flow distribution limitations, there is a limited number of potential buyers in the market for government subsidized, low-income housing properties such as the Partnership has invested in. Furthermore, the current uncertainty regarding potential future reductions in the level of federal government assistance for these programs may further restrict the properties' marketability. Accordingly, management does not expect the General Partners of the local limited partnerships, which receive management fee revenues from the properties, to attempt to sell any of the properties in the near term. As discussed further in Note 4, as a limited partner in the local limited partnerships, the Partnership's ability to influence major business decisions, including any decision to sell the properties, is restricted under the terms of the agreements.

2.   Use of Estimates and Summary of Significant Accounting Policies

        The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1996 and 1995 and revenues and expenses for each of the three years in the period ended December 31, 1996. Actual results could differ from the estimates and assumptions used.

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

        For purposes of reporting cash flows, cash and cash equivalents include all highly liquid investments with original maturities of 90 days or less when acquired. The Partnership's cash reserves are invested in financial instruments which potentially subject the Partnership to concentrations of credit risk. The Partnership currently invests primarily in investment-grade rated commercial paper with overnight maturities. Management believes that no significant concentration of credit risk exists with respect to these cash investments as of December 31, 1996. The carrying amount of cash and cash equivalents approximates their fair value as of December 31, 1996 due to the short-term maturities of these instruments.

        No provision for income taxes has been made, as the liability for such taxes is that of the partners rather than the Partnership. The cumulative difference between the book basis and tax basis of the Partnership's investment in local limited partnerships is approximately $17,374,000 due to the losses on investments recognized on the tax basis in excess of the book basis.

3.   The Partnership Agreement and Related Party Transactions

        The General Partners of the Partnership are PW Shelter Fund, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group, Inc. ("PaineWebber") and Properties Associates (the "Associate General Partner"), a Massachusetts general partnership, certain general partners of which are also officers of the Managing General Partner and PaineWebber Properties Incorporated (the "Adviser"). Subject to the
     Managing General Partner's overall authority, the business of the Partnership is managed by the Adviser pursuant to an advisory contract. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber. The General Partners, the Adviser and PWI receive fees and compensation, determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management, financing and disposition of Partnership investments.

        Distributable cash, as defined, if any, for each fiscal year shall be distributed annually in the ratio of 99% to the Limited Partners and 1% to the General Partners. All sale or refinancing proceeds will be distributed in varying proportions to the Limited and General Partners, as specified in the Partnership Agreement.

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

        Under the advisory contract, the Adviser has specific management responsibilities, to administer the day-to-day operations of the Partnership and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser earns a basic management fee of .5% of invested assets for these services. Invested assets is the sum of the amount invested by the Partnership in each local limited partnership plus a proportionate interest in the mortgage debt initially incurred by the local limited partnerships. The Adviser earned management fees of $199,000 for each of the three years in the period ended December 31, 1996. Accounts payable - affiliates at December 31, 1996 consists of management fees of $132,000 payable to the Adviser.

        In connection with the sale of each property, the Adviser may receive a disposition fee in an amount equal to 1% based on the selling price of the property, subordinated to the payment of certain amounts to the Limited Partners.

        Included in general and administrative expenses for the years ended December 31, 1996, 1995 and 1994 is $32,000, $32,000 and $38,000,
     respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

        The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins"), an affiliate of the Managing General Partner, for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $2,000, $2,000 and $1,000 (included in general and administrative expenses) for managing the Partnership's cash assets during 1996, 1995 and 1994, respectively.

4.   Local Limited Partnerships

        The Partnership has investments in six local limited partnerships. These local limited partnerships are accounted for on the equity method in the Partnership's financial statements. Condensed combined financial statements of these local limited partnerships follow:

                       Condensed Combined Balance Sheets
                          December 31, 1996 and 1995
                                 (In thousands)
                                    Assets
                                                           1996        1995
                                                           ----        ----

     Current assets                                      $  1,877     $ 1,685
     Restricted deposits and funded reserves                2,060       1,965
     Operating investment property, net                    25,621      26,565
     Other assets                                           1,046       1,088
                                                         ---------    --------
                                                         $ 30,604     $31,303
                                                         ========     =======
                            Liabilities and Capital

     Current liabilities and tenant security deposits    $  1,461     $ 1,303
     Due to general partner                                 2,508       2,509
     Long-term mortgage debt, less current portion         32,847      33,368

     Partnership's share of combined
       partners' deficit accounts                          (3,104)     (2,826)
     Local partners' shares of combined
       partners' deficit accounts                          (3,108)     (3,051)
                                                         --------     -------
                                                         $ 30,604     $31,303
                                                         ========     =======

                    Condensed Combined Summary of Operations
              For the years ended December 31, 1996, 1995 and 1994
                                 (In thousands)

                                           1996           1995          1994
                                           ----           ----          ----
     Rental revenues, including
       government subsidies             $  9,975        $ 9,891       $ 9,851
     Other income                             86            103            68
                                        --------        -------       -------
                                          10,061          9,994         9,919

     Property operating expenses           5,733          5,701         5,419
     Interest expense and mortgage
       insurance                           2,964          3,005         3,042
     Depreciation and amortization         1,347          1,294         1,246
                                        ---------       -------      --------
                                          10,044         10,000         9,707
                                        --------        -------      --------
     Net income (loss)                  $     17        $    (6)     $    212
                                        ========        =======      ========

     Net income (loss):
       Partnership's share of
         operations                     $     32        $   (15)     $    183
       Local partners' share of
         operations                          (15)             9            29
                                        --------        -------      --------
                                        $     17        $    (6)     $    212
                                        ========        =======      ========

              Reconciliation of Partnership's share of operations
                                 (In thousands)

                                                1996         1995         1994
                                                ----         ----         ----
     Partnership's share of
       operations, as shown above             $    32       $  (15)     $   183
     Losses in excess of basis not
       recognized by Partnership                  278           234         108
     Income offset with prior year
       unrecognized losses                       (153)         (45)        (105)
                                              -------       ------      -------
     Partnership's share of local
       limited partnerships' income           $   157       $  174      $   186
                                              =======       ======      =======

                  Reconciliation of Partnership's Investments
                                 (In thousands)

                                                         1996           1995
                                                         ----           ----

     Partnership's share of combined partners'
       deficit accounts, as shown above                 $(3,104)      $(2,826)
     Accumulated losses in excess of basis
       not recognized by Partnership                      2,103         1,978
     Cumulative distributions in excess
       of investment basis                                1,078           994
     Excess basis in local limited partnerships              15            15
                                                        -------       -------
     Investments in local limited
       partnerships, at equity                          $    92       $   161
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

        "Investments in local limited partnerships, at equity" on the balance sheets is comprised of the following local limited partnership investments, at the balances indicated (in thousands):

                                                       1996              1995
                                                       ----              ----

     Fawcett's Pond Apartments Company              $    -             $    -
     Quaker Meadows Apartments Company                   -                  -
     South Laurel Apartments Limited Partnership         -                  -
     Marvin Gardens Associates                           -                  -
     Colonial Farms Ltd.                                 -                  -
     Holbrook Apartments Company                        92                161
                                                    ------             ------
       Investments in local limited
         partnerships, at equity                    $   92             $  161
                                                    ======             ======


     The Partnership received cash distributions from the limited partnerships as set forth below (in thousands):

                                               1996        1995        1994
                                               ----        ----        ----

     Fawcett's Pond Apartments Company       $  24        $  24      $   24
     Quaker Meadows Apartments Company          50           66          59
     South Laurel Apartments Limited
       Partnership                               -           63          16
     Marvin Gardens Associates                   -           27          12
     Colonial Farms Ltd.                        27           40          46
     Holbrook Apartments Company               209          215         250
                                             -----        -----      ------
                                             $ 310        $ 435      $  407
                                             =====        =====      ======

        The investments in Quaker Meadows Apartments Company, South Laurel Apartments Limited Partnership, Marvin Gardens Associates and Colonial Farms Ltd. at December 31, 1996 do not reflect accumulated losses therefrom of $1,175,000, $670,000, $157,000 and $101,000, respectively, because the equity method carrying values of such investments have been reduced to zero. Future income from these entities will not be recorded until it exceeds the previously unrecognized accumulated losses.

        A description of the local limited partnership properties and the terms of the local limited partnership agreements is summarized below:

     a)  Village at Fawcett's Pond - Hyannis, Massachusetts
         --------------------------------------------------

        On June 30, 1983, the Partnership acquired a 95% limited partnership interest in Fawcett's Pond Apartments Company, an existing Massachusetts limited partnership ("Fawcett's Pond"), that owns and operates a 100-unit housing project in Hyannis, Massachusetts. The Federal Housing Administration (FHA) contracted with the limited partnership under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the limited partnership on behalf of qualified tenants. The agreement expires August 19, 2002. Total rent subsidies received by the limited partnership during 1996, 1995 and 1994 were $756,000, $768,000 and $769,000, respectively. Such amounts comprised approximately 77%, 79% and 81%, respectively, of the limited partnership's total revenues for such years.

        The aggregate investment by the Partnership for the 95% interest was $879,606, comprised of cash and notes payable to the seller (including an acquisition fee of $63,025 payable to the Adviser of the Partnership). The Partnership's interest is held subject to a permanent nonrecourse mortgage loan due April 1, 2024 from the Government National Mortgage Association
     (GNMA) with an outstanding balance at December 31, 1996 of approximately $4,282,000, payable in monthly installments of $30,746 including principal and interest at 7.5%.

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

        The local limited partnership entered into a property management contract with an affiliate of the local general partners. The management fee is 5% of gross receipts. An incentive management fee will also be paid on an annual basis in the event that the property's cash flow exceeds certain target amounts. Incentive management fees of $6,000 were paid to an affiliate of the local general partners for each of the three years in the period ended December 31, 1996.

     b)  Quaker Court and The Meadows - Lynn, Massachusetts
         --------------------------------------------------

        On June 30, 1983, the Partnership acquired a 95% limited partnership interest in Quaker Meadows Apartments Company, an existing Massachusetts limited partnership ("Quaker Meadows"), that owns and operates two apartment complexes in Lynn, Massachusetts. There are a total of 104 apartment units in the two complexes. FHA contracted with the limited partnership under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the limited partnership on behalf of qualified tenants. The agreement expires in May 2002 and has two five-year renewal options. Total rent subsidies received by the limited partnership during 1996, 1995 and 1994 were $1,320,000, $1,335,000 and $1,321,000, respectively. Such amounts comprised approximately 82% of the limited partnership's total revenues in each of such years.

        The aggregate investment by the Partnership for the 95% interest was $1,378,906 (including an acquisition fee of $104,525 paid to the Adviser of the Partnership). The Partnership's interest is held subject to a permanent nonrecourse mortgage loan payable to the Massachusetts Housing Finance Agency (MHFA). The mortgage loan is due September 1, 2013 with an outstanding balance at December 31, 1996 of approximately $5,202,000, payable in monthly installments of $62,930 including principal and interest at 12.5%.

        The restated partnership agreement generally provides that the Partnership will receive 95% of annual distributable cash flow payable annually and that the local partners will be entitled to receive 5% of annual distributable cash flow. Cash distributions are limited by agreements between the limited partnership, HUD and MHFA to the extent of surplus cash, as defined.

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

        The local limited partnership entered into a property management contract with an affiliate of the local general partners. The management fee is 4% of gross receipts. An incentive management fee will also be paid on an annual basis in the event that the property's cash flow exceeds certain target amounts. Incentive management fees of $29,000, $45,000 and $38,000 were paid to an affiliate of the local general partners for the years ended December 31, 1996, 1995 and 1994, respectively.

     c)  Villages at Montpelier - Laurel, Maryland
         -----------------------------------------

        On June 30, 1983, the Partnership acquired an 85% limited partnership interest in South Laurel Apartments Limited Partnership, an existing Maryland limited partnership ("South Laurel"), that owns and operates a 520-unit housing project in Laurel, Maryland. FHA contracted with the limited partnership under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the limited partnership on behalf of qualified tenants for 20% of the rental units. The agreement expires July 31, 1997, and the general partner of the local limited partnership does not have any current plans to apply for an extension of this subsidy agreement. Based on current market conditions, management believes that the units currently designated as low-income units could be re-leased at market rates which would keep the total revenues of the local limited partnership relatively unchanged from the current subsidized level. In addition, if the market for conventional multi-family apartment properties remains strong in 1997, the expiration of the rental subsidy agreement at The Villages at Montpelier Apartments and the conversion of the property to 100% market-rate apartments could enhance the property's marketability for a potential sale by increasing the pool of interested buyers. However, there are no assurances that such market conditions will remain strong over this period. If conditions were to deteriorate, The Villages at Montpelier Apartments could experience extended declines in occupancy and revenues upon the expiration of the subsidy agreement. Total rent subsidies received by the limited partnership during 1996, 1995 and 1994 were $686,000, $677,000 and $694,000, respectively. Such amounts comprised approximately 17% of the limited partnership's total revenues for each of such years.

        The aggregate investment by the Partnership for the 85% interest was $2,446,135 (including an acquisition fee of $186,725 paid to the Adviser of the Partnership). The Partnership's interest is held subject to a permanent nonrecourse mortgage loan due December 1, 2023 with an outstanding balance at December 31, 1996 of approximately $11,987,000, payable to GNMA in monthly installments of $86,395 including principal and interest at 7.5%.

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

        The local limited partnership entered into a property management contract with an affiliate of the local general partners. The management fee is 5.25% of gross receipts. An incentive management fee will also be paid on an annual basis in the event that the property's cash flow exceeds certain target amounts. Incentive management fees of $1,000 were paid to an affiliate of the local general partners for 1995. No incentive management fees were earned for the year ended December 31, 1996 and 1994.

     d)  Marvin Gardens Apartments, Cotati, California
         ---------------------------------------------

        On July 29, 1983, the Partnership acquired a 95% limited partnership interest in Marvin Gardens Associates, an existing California limited partnership that owns a 37-unit apartment complex project in Cotati, California. The apartment complex operates under Section 8 of the National Housing Act and, therefore, receives monthly rental subsidies from the Federal Department of Housing and Urban Development (HUD). The agreement expires in July 2003 and has two five-year renewal options. Total rent subsidies received by the limited partnership during 1996, 1995 and 1994 were $324,000, $337,000 and $332,000, respectively. Such amounts comprise approximately 77%, 81% and 82%, respectively, of the limited partnership's total revenues for such years.

        The aggregate investment by the Partnership for the 95% interest was $379,581 (including an acquisition fee of $27,800 paid to the Adviser of the Partnership). The Partnership's interest was acquired subject to a permanent nonrecourse mortgage loan due June 1, 2013 with an outstanding balance at December 31, 1996 of approximately $1,661,000, payable to the California Housing Finance Agency (CHFA) in monthly installments of $15,138, including principal and interest at 8.15%.

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

        The local limited partnership entered into a property management contract with an affiliate of the local general partners who in turn hired an unaffiliated management agent to provide management services on their behalf. An incentive management fee will also be paid on an annual basis in the event that the property's cash flow exceeds certain target amounts. Incentive management fees of $12,000 and $2,000 were paid to an affiliate of the local general partners for the years ended December 31, 1995 and 1994, respectively. No incentive management fees were earned for the year ended December 31, 1996.

     e)  Colonial Farms - Modesto, California
         ------------------------------------

        On July 29, 1983, the Partnership acquired a 95% limited partnership interest in Colonial Farms Ltd. an existing California limited partnership that owns a 100-unit apartment project in Modesto, California. The apartment complex operates under Section 8 of the National Housing Act and, therefore, receives monthly rental subsidies from the Federal Department of Housing and Urban Development (HUD). The agreement expires in July 2002 and has two five-year renewal options. Total rent subsidies received by the limited partnership during 1996, 1995 and 1994 were $613,000, $586,000 and $556,000, respectively. Such amounts comprised approximately 76%, 74% and 72%, respectively, of the limited partnership's total revenues for such years.

        The aggregate investment by the Partnership for the 95% interest was $623,351 (including an acquisition fee of $48,125 paid to the Adviser to the Partnership). The Partnership's interest is held subject to a permanent nonrecourse mortgage loan due June 1, 2013 with an outstanding balance at December 31, 1996 of approximately $2,790,000, payable to CHFA in monthly installments of $27,411, including principal and interest at 9.15%

        The restated partnership agreement generally provides that the Partnership will receive 95% of annual distributable cash flow payable annually and that the local partners will be entitled to receive 5% of annual distributable cash flow. Cash distributions are limited by agreements between the limited partnership and CHFA to $35,299 per year to the extent of surplus cash and stated equity, as defined by CHFA. Undistributed amounts are cumulative and may be distributed in subsequent years if future operations provide surplus cash in excess of current requirements.

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

        The local limited partnership entered into a property management contract with an affiliate of the local general partners who in turn hired an unaffiliated management agent to provide management services on their behalf. An incentive management fee will also be paid to the affiliate of the local general partners on an annual basis in the event that the property's cash flow exceeds certain target amounts. Incentive management fees of $7,000, $16,000 and $20,000 were paid to an affiliate of the local general partners for the years ended December 31, 1996, 1995 and 1994, respectively.

     f)  Ramblewood Apartments - Holbrook, Massachusetts
         ------------------------------------------------

        On August 30, 1983, the Partnership acquired an 85% limited partnership interest in Holbrook Apartments Company, an existing Massachusetts limited partnership that owns and operates a 170-unit housing project in Holbrook, Massachusetts. FHA contracted with the limited partnership under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the limited partnership on behalf of qualified tenants. The agreement expires July 1, 2001. Total rent subsidies received by the limited partnership during 1996, 1995 and 1994 were $1,577,000, $1,587,000 and $1,577,000, respectively. Such amounts comprised approximately 75%, 75% and 76% respectively, of the limited partnership's total revenues for such years.

        The aggregate investment by the Partnership for the 85% interest was $1,250,583, (including an acquisition fee of $94,500 paid to the Adviser of the Partnership). The Partnership's interest was acquired subject to a nonrecourse first mortgage loan due February 1, 2023 with an outstanding balance at December 31, 1996 of approximately $7,447,000, payable to GNMA in monthly installments of $54,207 including principal and interest at 7.5%.

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

        The local limited partnership entered into a property management contract with an affiliate of the local general partners. The management fee is 4.75% of gross receipts. An incentive management fee will also be paid on an annual basis in the event that the property's cash flow exceeds certain target amounts. Incentive management fees of $134,000, $138,000 and $166,000 were paid to an affiliate of the local general partners for the years ended December 31, 1996, 1995 and 1994, respectively.

5.   Legal Proceedings
     -----------------

        In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber
     Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including PaineWebber Shelter Fund, Inc. and Properties Associates ("PA") which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

         The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in PaineWebber/CMJ Properties, LP, PaineWebber, Paine Webber Shelter Fund, Inc. and PA (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in PaineWebber/CMJ Properties, LP, also alleged that following the sale of the partnership interests, PaineWebber, Paine Webber Shelter Fund, Inc. and PA misrepresented financial information about the Partnerships value and performance. The amended complaint alleged that PaineWebber, Paine Webber Shelter Fund, Inc. and PA violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

        In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provided for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court issued a final approval of the settlement.

        In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages against PaineWebber. Mediation with respect to the Abbate
     action  was  held in  December  1996.   As a result of such  mediation,  a
     settlement between PaineWebber and the plaintiffs was reached which provides for the complete resolution of such action. Final releases and dismissals with regard to this action are expected to be received in April 1997.

        Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation described above. However, PaineWebber has agreed not to seek indemnification for the amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions. At the present time, the General Partners cannot estimate the impact, if any, of any other potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements.

                         INDEPENDENT AUDITORS' REPORT



To the Partners
Fawcett's Pond Apartments Company

      We have audited the accompanying balance sheets of Fawcett's Pond Apartments Company as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fawcett's Pond Apartments Company as of December 31, 1996 and 1995, and the results of its operations, changes in partners' deficit and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                              /S/ REZNICK, FEDDER & SILVERMAN
                              -------------------------------
                                  REZNICK, FEDDER & SILVERMAN




Baltimore, Maryland
January 24, 1997

                       Fawcett's Pond Apartments Company

                                BALANCE SHEETS

                          December 31, 1996 and 1995

                                     ASSETS

                                                       1996            1995
                                                       ----            ----
CURRENT ASSETS
Cash and cash equivalents                        $   323,202      $   239,549
Accounts receivable                                    1,617            1,218
Prepaid expenses                                      13,556           14,016
                                                 -----------      -----------

         Total current assets                        338,375          254,783

RESTRICTED DEPOSITS AND FUNDED RESERVES
Tenants' security deposits                            25,439           24,400
Mortgage escrow deposits                              35,682           34,824
Reserve for replacements                             251,321          222,853
                                                 -----------      -----------

                                                     312,442          282,077

PROPERTY AND EQUIPMENT, less accumulated
depreciation of $2,037,707 and $1,892,521          3,454,822        3,556,441

DEFERRED FINANCING COSTS, net of accumulated
amortization of $113,948 and $105,784                222,807          230,969
                                                 -----------      -----------

         Total assets                            $ 4,328,446      $ 4,324,270
                                                 ===========      ===========

                        LIABILITIES AND PARTNERS' DEFICIT

CURRENT LIABILITIES
Current maturities of mortgage payable           $    49,479      $    45,914
Accounts payable and accrued expenses                 22,673           22,046
Accrued interest payable                              26,762           27,049
Rent deferred credits                                    807              583
                                                 -----------      -----------

         Total current liabilities                    99,721           95,592

LONG-TERM LIABILITIES
Mortgage payable, less current maturities          4,232,494        4,281,973
Due to general partner                               277,400          277,400
Tenants' security deposits                            20,680           21,170
                                                 -----------      -----------

         Total liabilities                         4,630,295        4,676,135

PARTNERS' DEFICIT                                   (301,849)        (351,865)
                                                 -----------      -----------

         Total liabilities and
          partners' deficit                      $ 4,328,446      $ 4,324,270
                                                 ===========      ===========

                        See notes to financial statements

                          Fawcett's Pond Apartments Company

                              STATEMENTS OF OPERATIONS

                    Years ended December 31, 1996, 1995 and 1994


                                                1996       1995        1994
                                                ----       ----        ----

Revenue
   Rental income                             $942,059    $940,355    $935,002
   Vacancies                                        -           -      (1,128)
   Financial revenue                           19,420      16,052       6,579
   Other income                                16,066      16,371      15,236
                                             --------    --------    --------

      Total revenue                           977,545     972,778     955,689

Expenses
   Operating expenses
     Marketing                                  1,090         804         801
     Administration                            55,198      53,043      52,130
     Utilities                                 33,018      35,578      27,940
     Management fee                            47,114      46,933      46,686
     Maintenance and repairs                   79,914     129,259      90,131
     Salaries                                  85,196      73,337      72,087
     Payroll taxes                              7,252           -           -
     Insurance                                 22,073      21,667      21,674
     Real estate taxes                         66,913      65,567      61,375
                                             --------  ----------    --------

       Total operating expenses               397,768     426,188     372,824

   Nonoperating expenses
     Interest                                 322,748     326,076     329,165
     Mortgage insurance premium                21,515      21,737      21,943
     Depreciation and amortization            153,348     144,403     142,344
     Incentive management fee                   6,303       6,303       6,303
     Miscellaneous financial expenses             633         632         615
                                             --------  ----------    --------

      Total nonoperating expenses             504,547     499,151     500,370
                                             --------  ----------    --------

      Total expenses                          902,315     925,339     873,194
                                             --------  ----------    --------


      EXCESS OF REVENUE OVER EXPENSES        $ 75,230  $   47,439    $ 82,495
                                             ========  ==========    ========









                        See notes to financial statements

                       Fawcett's Pond Apartments Company

                        STATEMENTS OF PARTNERS' DEFICIT

                 Years ended December 31, 1996, 1995 and 1994

                                               General     Limited
                                               Partner     Partner      Total
                                               -------     -------      -----


Partners' deficit, December 31, 1993         $(78,428)  $(352,943)  $(431,371)

Distributions                                  (1,261)    (23,953)    (25,214)

Excess of revenue over expenses                 4,125      78,370      82,495
                                             --------   ---------   ---------

Partners' deficit, December 31, 1994          (75,564)   (298,526)   (374,090)

Distributions                                  (1,261)    (23,953)    (25,214)

Excess of revenue over expenses                 2,372      45,067      47,439
                                             --------   ---------   ---------

Partners' deficit, December 31, 1995          (74,453)   (277,412)   (351,865)

Distributions                                  (1,261)    (23,953)    (25,214)

Excess of revenue over expenses                 3,762      71,468      75,230
                                             --------   ---------   ---------

Partners' deficit, December 31, 1996         $(71,952)  $(229,897)  $(301,849)
                                             ========   =========   =========

Profit and loss sharing percentage                  5%         95%        100%
                                                    =          ==         ===






















                        See notes to financial statements

                        Fawcett's Pond Apartments Company

                            STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1996, 1995 and 1994

                                               1996        1995       1994
                                               ----        ----       ----

Cash flows from operating activities
   Rental income received                   $ 942,011   $ 938,666   $ 933,799
   Interest received                           12,900       9,468       2,599
   Other income received                       15,939      15,625      15,089
   Administrative expenses paid               (88,517)    (83,865)    (46,686)
   Management fees paid                       (47,114)    (46,933)    (83,189)
   Utilities paid                             (32,268)    (35,266)    (27,959)
   Maintenance and repairs expenses paid     (133,004)   (160,520)   (123,364)
   Real estate taxes paid                     (66,913)    (65,567)    (61,375)
   Payroll taxes paid                          (7,252)     (7,107)     (7,812)
   Property insurance paid                     (9,614)    (10,191)     (9,909)
   Other taxes and insurance paid             (12,074)    (11,664)    (11,161)
   Interest paid on mortgage                 (323,035)   (326,342)   (329,413)
   Mortgage insurance paid                    (21,440)    (21,667)    (21,877)
   Miscellaneous financial expenses paid         (633)       (632)       (615)
   Increase (decrease) in mortgage escrow
     deposits                                    (858)        378      (3,704)
   Mortgagor entity expenses paid              (6,303)     (6,303)     (6,303)
   Net security deposits paid                  (1,529)       (138)       (899)
                                            ---------   ---------   ---------

      Net cash provided by operating
        activities                            220,296     187,942     217,221

Cash flows from investing activities
   Additions to property and equipment        (43,567)    (41,945)   (101,603)
   Deposits to reserve for replacements       (21,948)    (21,948)    (22,440)
                                            ---------   ---------   ---------

      Net cash used in investing activities   (65,515)    (63,893)   (124,043)

Cash flows from financing activities
   Repayment of mortgage payable              (45,914)    (42,607)    (39,538)
   Distributions                              (25,214)    (25,214)    (25,214)
                                            ---------   ---------   ---------

      Net cash used in financing activities   (71,128)    (67,821)    (64,752)
                                            ---------   ---------   ---------

      NET INCREASE IN CASH AND
         CASH EQUIVALENTS                      83,653      56,228      28,426

Cash and cash equivalents, beginning          239,549     183,321     154,895
                                            ---------   ---------   ---------

Cash and cash equivalents, ending           $ 323,202   $ 239,549   $ 183,321
                                            =========   =========   =========








                        See notes to financial statements

                        Fawcett's Pond Apartments Company

                  Years ended December 31, 1996, 1995 and 1994


                                                   1996       1995       1994
                                                   ----       ----       ----

Reconciliation of excess of revenue
 over expenses to net cash provided
 by operating activities
   Excess of revenue over expenses                $75,230    $47,439   $ 82,495
   Adjustments to reconcile excess of
    revenue over expenses to net cash
    provided by operating activities
     Depreciation                                 145,186    136,241    134,182
     Amortization                                   8,162      8,162      8,162
     Interest earned on reserve for
      replacements                                 (6,520)    (6,584)    (3,980)
     Changes in assets and liabilities
       Increase in accounts receivable               (399)      (746)       (76)
       (Increase) decrease in mortgage escrow
         deposits                                    (858)       378     (3,704)
       Increase in tenants' security
        deposits - net                             (1,529)      (138)      (899)
       Decrease (increase) in prepaid expenses        460       (118)       670
       Increase in accounts payable and accrued
        expenses                                      627      5,263        758
       Decrease in accrued interest payable          (287)      (266)      (248)
       Decrease (increase) in rent-deferred
        credits                                       224     (1,689)      (139)
                                                 --------    -------   --------

         Net cash provided by operating
           activities                            $220,296   $187,942  $ 217,221
                                                 ========   ========  =========


















                        See notes to financial statements

                        Fawcett's Pond Apartments Company
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


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

   Cash distributions are limited by agreements between the Partnership and HUD to the extent of surplus cash as defined by HUD.

   Use of Estimates
   ----------------

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

   Cash and Cash Equivalents
   -------------------------

   Cash and cash equivalents consist of cash and repurchase agreements with maturities of three months or less when acquired, stated at cost, which approximates market.

   Property and Equipment
   ----------------------

   Property and equipment are carried at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives by use of the straight-line method for financial reporting purposes. For income tax purposes, accelerated lives and methods are used.

   Deferred Financing Costs
   ------------------------

   Deferred financing costs are amortized over the term of the mortgage using the straight-line method.

   Rental Income
   -------------

   Rental income is recognized as rentals become due. Rental payments received in advance are deferred until earned.

   Income Taxes
   ------------

   No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

NOTE B - CASH HELD IN ESCROW FOR TENANT SECURITY DEPOSITS

   At December 31, 1996 and 1995, the Partnership maintained tenant security deposits of $7,822 and $4,843, respectively, in an interest-bearing escrow bank account. At December 31, 1996, tenant security deposits included $17,617 in a U.S. Treasury Bill at a 5.275% interest rate which matures May 31, 1997. At December 31, 1995, tenant security deposits included $19,557 in a U.S. Treasury Bill at a 5.483% interest rate which matured on June 1, 1995. The investment in a U.S. Treasury Bill is held to maturity and is carried at cost which approximates market.

NOTE C - MORTGAGE PAYABLE

   The mortgage payable represents a permanent mortgage from the Government National Mortgage Association (GNMA) which is insured by the Federal Housing Administration (FHA) and is collateralized by a deed of trust on the rental property. The mortgage, which is due April 1, 2024, is payable in equal monthly installments of principal and interest totalling $30,746 and bears interest at a rate of 7.5%. Interest incurred during December 31, 1996, 1995 and 1994 amounted to $322,748, $326,076 and $329,165, respectively.

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

   Aggregate maturities of the mortgage payable for the five years following December 31, 1996 are as follows:

                                   December 31
                                   -----------

                                  1997  $49,479
                                  1998  $53,320
                                  1999  $57,459
                                  2000  $61,920
                                  2001  $66,727

NOTE D - HOUSING ASSISTANCE PAYMENT AGREEMENT

   FHA contracted with the Partnership under Section 8 of Title II of the Housing and Community Development Act of 1974, to make housing assistance payments to the Partnership on behalf of qualified tenants for all units. The agreement expires August 19, 2002. Total housing assistance payments received during 1996, 1995 and 1994 were $755,658, $768,409 and $769,446, respectively.

NOTE E - RELATED PARTY TRANSACTIONS

   Due to General Partners
   -----------------------

   At December 31, 1996 and 1995, due to general partner consisted of unpaid developer advances of $277,400. These advances are non-interest bearing and payable from proceeds upon sale or refinancing of the project after certain priority payments, as defined in the Partnership agreement.

   Management Fees
   ---------------

   Management fees of 5% of gross receipts are paid to CMJ Management Company, Inc., an affiliate of the general partner, for its services as managing agent to the project pursuant to a management agreement approved by HUD. Such fees amounted to $47,114, $46,933 and $46,686 for the years ended December 31, 1996, 1995 and 1994, respectively. In addition, CMJ Management Company received incentive management fees of $6,303 for each of the years ended December 31, 1996, 1995 and 1994.

   Reimbursed Costs
   ----------------

   CMJ Management Company, Inc., an affiliate of the general partner, makes monthly expenditures (primarily payroll, central office accounting services, direct marketing and insurance costs) on behalf of the Partnership which are reimbursed the following month.

NOTE F - TAX BASIS INCOME

   The reconciliation of the excess of revenue over expenses reported in the accompanying statements of operations with the income (loss) reported on the Federal income tax basis follows:

                                                1996        1995        1994
                                                ----        ----        ----
      Excess of revenue over expenses per
        statements of operations              $75,230     $ 47,439     $82,495
      Additional depreciation and
        amortization on tax basis             (65,916)     (75,550)    (63,352)
      Increase (decrease) in deferred
        rental income                             224       (1,689)       (139)
                                              -------     --------     -------

      Income (loss) for Federal income
        tax purposes                          $ 9,538     $(29,800)    $19,004
                                              =======     ========     =======

NOTE G - CONCENTRATION OF CREDIT RISK

   The Partnership maintains its cash balances in one bank, which consists of an operating account and security deposits held in trust. The operating account is comprised of an overnight repurchase agreement backed by government securities and a checking account. The security deposits held in trust are comprised of a United States Treasury Bill and a savings account. Account balances are insured by the Federal Deposit Insurance Corporation up to $100,000 by the bank. The Partnership also has a reserve for replacements and escrow funds totalling $287,003 at December 31, 1996, on deposit with Reilly Mortgage Group, Inc.

                         INDEPENDENT AUDITORS' REPORT



To the Partners
Quaker Meadows Apartments Company

      We have audited the accompanying balance sheets of Quaker Meadows Apartments Company as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quaker Meadows Apartments Company as of December 31, 1996 and 1995, and the results of its operations, changes in partners' deficit and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                              /S/ REZNICK, FEDDER & SILVERMAN
                              -------------------------------
                                  REZNICK, FEDDER & SILVERMAN




Baltimore, Maryland
January 24, 1997

                       Quaker Meadows Apartments Company

                                BALANCE SHEETS

                          December 31, 1996 and 1995

                                                      1996             1995
                                                      ----             ----
                                     ASSETS

CURRENT ASSETS
Cash and cash equivalents                        $   263,637      $   154,566
Accounts receivable                                    2,572            2,772
Other receivables                                     15,092           16,114
Prepaid expenses                                       9,785           10,394
                                                 -----------      -----------

Total current assets                                 291,086          183,846

RESTRICTED DEPOSITS AND FUNDED RESERVES
Mortgage escrow deposits                              12,774           16,938
Reserve for replacements                             297,906          265,353
Tenants' security deposits                            18,787           20,009
                                                 -----------      -----------

                                                     329,467          302,300

PROPERTY AND EQUIPMENT, less accumulated
depreciation of $3,787,391 and $3,526,272          3,979,215        4,208,046

DEFERRED FINANCING COSTS, net of accumulated
amortization of $58,461 and $54,396                   71,690           75,755
                                                 -----------      -----------

     Total assets                                $ 4,671,458      $ 4,769,947
                                                 ===========      ===========

                        LIABILITIES AND PARTNERS' DEFICIT

CURRENT LIABILITIES
Current maturities of mortgage payable           $   106,768      $    94,935
Accounts payable and accrued expenses                 55,280           42,822
Accrued interest payable                              60,082           60,082
Rent deferred credits                                  3,787            2,519
                                                 -----------      -----------

     Total current liabilities                       225,917          200,358

LONG-TERM LIABILITIES
Mortgage payable, less current maturities          5,094,845        5,201,613
Due to general partner                             1,072,952        1,072,952
Tenants' security deposits                            16,617           15,892
                                                 -----------      -----------

     Total liabilities                             6,410,331        6,490,815

PARTNERS' DEFICIT                                 (1,738,873)      (1,720,868)
                                                 -----------      -----------

     Total liabilities and partners' deficit     $ 4,671,458      $ 4,769,947
                                                 ===========      ===========

                        See notes to financial statements

                             Quaker Meadows Apartments Company

                                 STATEMENTS OF OPERATIONS

                       Years ended December 31, 1996, 1995 and 1994


                                               1996        1995        1994
                                               ----        ----        ----
Revenue
   Rental income                          $1,592,837    $1,596,066   $1,589,728
   Vacancies                                  (6,464)       (5,331)        (350)
   Other income                               26,537        27,834       13,819
                                         -----------    ----------   ----------

      Total revenue                        1,612,910     1,618,569    1,603,197

Expenses
   Operating expenses
     Administration                          106,695       122,910      128,528
     Management fees to affiliate             63,511        63,546       63,567
     Utilities                               125,632       125,584      122,063
     Maintenance and repairs                 252,230       310,136      282,689
     Insurance                                15,286        15,416       16,208
     Real estate taxes                        43,376        65,161       65,218
                                         -----------    ----------   ----------

      Total operating expenses               606,730       702,753      678,273

   Nonoperating expenses
     Interest                                660,698       671,237      680,607
     Depreciation and amortization           265,184       261,148      258,164
     Incentive management fee to
       affiliate                              29,375        45,390       38,239
     Social services expenses                 16,387        23,062       20,081

      Total nonoperating expenses            971,644     1,000,837      997,091
                                         -----------    ----------   ----------

      Total expenses                       1,578,374     1,703,590    1,675,364
                                         -----------    ----------   ----------

  EXCESS (DEFICIENCY) OF
        REVENUE OVER EXPENSES            $    34,536    $  (85,021)  $  (72,167)
                                         ===========    ==========   ==========





                        See notes to financial statements

                             Quaker Meadows Apartments Company

                              STATEMENTS OF PARTNERS' DEFICIT

                       Years ended December 31, 1996, 1995 and 1994


                                            General    Limited
                                            Partner    Partner      Total
                                            -------    -------      -----


Partners' deficit, December 31, 1993     $(317,147)  $(1,114,500)  $(1,431,647)

Distributions                               (3,107)      (59,036)      (62,143)

Excess of expenses over revenue             (3,608)      (68,559)      (72,167)
                                         ---------   -----------   -----------

Partners' deficit, December 31, 1994      (323,862)   (1,242,095)   (1,565,957)

Distributions                               (3,494)      (66,396)      (69,890)

Excess of expenses over revenue             (4,251)      (80,770)      (85,021)
                                         ---------   -----------   -----------

Partners' deficit, December 31, 1995      (331,607)   (1,389,261)   (1,720,868)

Distributions                               (2,627)      (49,914)      (52,541)

Excess of revenue over expenses              1,727        32,809        34,536
                                         ---------   -----------   -----------

Partners' deficit, December 31, 1996     $(332,507)  $(1,406,366)  $(1,738,873)
                                         =========   ===========   ===========


Profit and loss sharing percentage              5%           95%          100%
                                                =            ==           ===








                        See notes to financial statements

                       Quaker Meadows Apartments Company

                           STATEMENTS OF CASH FLOWS

                 Years ended December 31, 1996, 1995 and 1994

                                                1996        1995        1994
                                                ----        ----        ----

Cash flows from operating activities
   Rental income received                  $1,591,659  $1,572,590  $1,588,714
   Interest received                           27,672      22,043      13,212
   Other income received                            -      10,547       2,233
   Administrative expenses paid              (123,082)   (122,910)   (137,263)
   Management fees paid                       (68,922)    (63,546)    (63,567)
   Utilities paid                            (123,121)   (119,506)   (122,063)
   Maintenance and repair expenses paid      (240,803)   (315,873)   (312,077)
   Real estate taxes paid                     (43,376)    (65,161)    (65,218)
   Property insurance paid                    (14,677)    (16,081)    (15,834)
   Interest paid on mortgage                 (660,698)   (670,747)   (680,102)
   Incentive fees paid                        (29,375)    (68,452)    (58,320)
   Decrease in mortgage escrow deposits         4,164        (547)     (5,463)
   Net security deposits received (paid)        1,947      (1,148)       (863)
                                           ----------  ----------  ----------

      Net cash provided by operating
        activities                            321,388     161,209     143,389

Cash flows from investing activities
   Acquisition of land, building and
     equipment                                (32,288)    (23,969)    (13,751)
   Increase in reserve for replacements       (32,553)    (26,193)    (26,565)
                                           ----------  ----------  ----------

      Net cash used in investing activities   (64,841)    (50,162)    (40,316)

Cash flows from financing activities
   Repayment of mortgage payable              (94,935)    (84,413)    (75,058)
   Distributions                              (52,541)    (69,890)    (62,143)
                                           ----------  ----------  ----------

      Net cash used in financing
        activities                           (147,476)   (154,303)   (137,201)
                                           ----------  ----------  ----------

      NET INCREASE (DECREASE) IN
           CASH AND CASH EQUIVALENTS          109,071     (43,256)    (34,128)

Cash and cash equivalents, beginning          154,566     197,822      231,950
                                           ----------  ----------  -----------

Cash and cash equivalents, ending          $  263,637  $  154,566  $   197,822
                                           ==========  ==========  ===========









                        See notes to financial statements

                       Quaker Meadows Apartments Company

                 Years ended December 31, 1996, 1995 and 1994

                                                1996        1995        1994
                                                ----        ----        ----

Reconciliation of excess (deficiency) of
 revenue over expenses to net cash
 provided by operating activities
  Excess (deficiency) of revenue over
   expenses                                   $ 34,536   $(85,021)   $(72,167)
  Adjustments to reconcile excess (deficiency)
   of revenue over expenses to net cash
   provided by operating activities
     Depreciation and amortization             265,184     261,148     258,164
     Changes in assets and liabilities
       (Decrease) increase in accounts
        receivable                               1,222     (10,806)      1,073
       Decrease (increase) in mortgage
        escrow deposits                          4,164        (547)     (5,463)
       Decrease (increase) in tenants'
        security deposits - net                  1,947      (1,148)       (864)
       Decrease (increase) in prepaid expenses     609        (175)        879
       Increase (decrease) in accounts payable
        and accrued expenses                    12,458         341     (38,122)
       Increase (decrease) in rent
        deferred credits                         1,268      (2,583)       (111)
                                              --------   ---------   ---------

         Net cash provided by operating
           activities                         $321,388    $161,209    $143,389
                                              ========    ========    ========











                        See notes to financial statements

                        QUAKER MEADOWS APARTMENTS COMPANY

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1996, 1995 and 1994


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

   Use of Estimates
   ----------------

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

   Cash and Cash Equivalents
   -------------------------

   Cash and cash equivalents consist of all highly liquid debt instruments with maturities of three months or less when acquired, stated at cost which approximates fair value.

   Property and Equipment
   ----------------------

   Property and equipment are carried at cost. The Partnership provides for depreciation by use of the straight-line method over estimated useful lives of the assets as follows: buildings, 30 years, and equipment, 3-8 years.

   Deferred Financing Costs
   ------------------------

   Deferred financing costs, which consist principally of financing fees are amortized by the straight-line method over the life of the related debt.

   Rental Income
   -------------

   Rental income is recognized as rentals become due. Rental payments received in advance are deferred until earned.

   Income Taxes
   ------------

   No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

NOTE B - CASH HELD IN ESCROW FOR TENANTS' SECURITY DEPOSITS

   At December 31, 1996 and 1995, the Partnership maintained tenants' security deposits of $18,787 and $20,009, respectively, in an interest-bearing escrow bank account and U.S. Treasury bills, with a maturity of six months or less when acquired, stated at cost, which approximates market.

NOTE C - MORTGAGE PAYABLE

   The mortgage payable represents a permanent mortgage from the Massachusetts Housing Finance Agency (MHFA), due September 1, 2013 and payable in equal monthly installments of $62,930 (principal and interest) at an interest rate of 12.5%. The terms of the permanent mortgage also require monthly escrow deposits for real estate taxes and a replacement reserve.

   The liability of the Partnership under the mortgage is limited to the underlying value of the real estate, plus other amounts deposited with the lender.

   Aggregate maturities of the mortgage payable for the five years following December 31, 1996 are as follows:

                                   December 31,
                                   ------------
                                  1997  $106,768
                                  1998  $119,880
                                  1999  $135,044
                                  2000  $151,877
                                  2001  $170,808

NOTE D - HOUSING ASSISTANCE PAYMENT AGREEMENT

   The Federal Housing Administration (FHA) has contracted with the Partnership under Section 8 of Title II of the Housing and Community Development Act of 1974, to make housing assistance payments to the Partnership on behalf of qualified tenants. The agreement expires May 2002 and has two five-year renewal options. Total housing assistance payments received during 1996, 1995 and 1994 were $1,319,893, $1,335,437 and $1,321,357, respectively.

NOTE E - RECONCILIATION OF FINANCIAL STATEMENT INCOME (LOSS) TO TAX BASIS INCOME
         (LOSS)

   The reconciliation of the income (loss) reported in the accompanying statement of operations with the income (loss) reported on the Federal income tax basis follows:

                                                  1996        1995      1994
                                                  ----        ----      ----

        Net income (loss) per statement of
          operations                             $34,536   $(85,021)  $(72,167)
        Decrease (increase) in depreciation       22,002      8,071    (18,503)
        Increase (decrease) in deferred
          rental income                            1,268     (2,583)      (111)
                                                 -------   --------   --------

        Income (loss) for Federal income tax
          purposes                               $57,806   $(79,533)  $(90,781)
                                                 =======   ========   ========

NOTE F - RELATED PARTY TRANSACTIONS

   At December 31, 1996 and 1995, due to the general partner consists of development advances totaling $1,072,952. These advances are non-interest bearing and payable from proceeds upon the sale or refinancing of the project as defined in the Partnership agreement.

   Management fees of 4% of gross receipts are paid to CMJ Management Company, Inc., an affiliate of the general partner, for its services as management agent to the project, pursuant to a management agreement approved by MHFA. Such fees amounted to $63,511, $63,546 and $63,567 for the years ended
   December 31, 1996, 1995 and 1994, respectively. In addition, CMJ Management Company, Inc., received incentive management fees of $29,375, $45,390 and $38,239 for the years ended December 31, 1996, 1995 and 1994 respectively.

   CMJ Management Company, Inc., an affiliate of the general partner, makes monthly expenditures (primarily payroll, central office accounting, direct marketing and insurance costs) on behalf of the Partnership which are reimbursed the following month.

NOTE G - CONCENTRATION OF CREDIT RISK

   The Partnership maintains its cash balances with one bank, which consists of an overnight repurchase agreement backed by government securities and an operating checking account. Account balances are insured by the Federal Deposit Insurance Corporation up to $100,000 by the bank. The Partnership also has a reserve for replacements and escrow funds totaling $310,680 on deposit with the Massachusetts Housing Finance Agency.

                         INDEPENDENT AUDITORS' REPORT



To the Partners
South Laurel Apartments Limited Partnership

      We have audited the accompanying balance sheets of South Laurel Apartments Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Laurel Apartments Limited Partnership as of December 31, 1996 and 1995, and the results of its operations, changes in partners' deficit and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





                              /S/ REZNICK, FEDDER & SILVERMAN
                              -------------------------------
                                  REZNICK, FEDDER & SILVERMAN


Baltimore, Maryland
January 24, 1997

                  South Laurel Apartments Limited Partnership

                                BALANCE SHEETS

                          December 31, 1996 and 1995

                                                           1996        1995
                                                           ----        ----

                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                           $  155,483   $  282,541
   Accounts receivable                                     64,339       98,186
   Other receivables                                        9,324       63,452
   Prepaid expenses                                       158,653      171,166
                                                       ----------   ----------

     Total current assets                                 387,799      615,345

RESTRICTED DEPOSITS AND FUNDED RESERVES
   Tenants' security deposits                             107,903      110,774
   Mortgage escrow deposits                               183,239      159,086
   Reserve for replacement                                144,890      124,923
                                                       ----------   ----------

                                                          436,032      394,783

PROPERTY AND EQUIPMENT, less accumulated
   depreciation of $6,404,117 and $5,949,207            8,876,209    9,189,556

DEFERRED FINANCING COSTS, net of accumulated
   amortization of $173,434 and $161,272                  337,292      349,454
                                                       ----------  -----------

     Total assets                                     $10,037,332  $10,549,138
                                                      ===========  ===========

                        LIABILITIES AND PARTNERS' DEFICIT

CURRENT LIABILITIES
   Current maturities of mortgage payable             $   142,542  $   132,273
   Accounts payable and accrued expenses                  139,704      151,002
   Accrued interest payable                                74,919       75,746
   Rent deferred credits                                   23,237       56,668
   Deferred income - laundry                               40,000       45,000
                                                      -----------   ----------
     Total current liabilities                            420,402      460,689


LONG-TERM LIABILITIES
   Mortgage payable, less current maturities           11,844,519   11,987,062
   Due to general partner                                 645,989      645,989
   Tenants' security deposits                             104,816      106,558
                                                      -----------   ----------
     Total liabilities                                 13,015,726   13,200,298


PARTNERS' DEFICIT                                      (2,978,394)  (2,651,160)
                                                      -----------   ----------

     Total liabilities and partners' deficit          $10,037,332  $10,549,138
                                                      ===========  ===========



                        See notes to financial statements

                   South Laurel Apartments Limited Partnership

                            STATEMENTS OF OPERATIONS

                  Years ended December 31, 1996, 1995 and 1994

                                                1996        1995        1994
                                                ----        ----        ----
Revenue
   Rental income                             $4,246,199  $4,188,172  $4,230,214
   Vacancies                                   (223,408)   (210,793)   (233,900)
   Financial revenue                             16,422      27,955      15,885
   Other income                                  98,411      87,625      81,660
                                             ----------  ----------  ----------

     Total revenue                            4,137,624   4,092,959   4,093,859

Expenses
  Operating expenses
   Marketing                                     73,482     118,426      99,484
   Administration                               433,194     368,243     434,060
   Utilities                                    505,851     556,935     553,622
   Management fee                               213,145     215,298     211,572
   Maintenance and repairs                      764,198     647,209     588,592
   Salaries                                     691,124     545,833     498,319
   Insurance                                     89,852      68,236      85,604
   Real estate taxes                            259,349     264,590     257,736
                                             ----------  ----------  ----------

     Total operating expenses                 3,030,195   2,784,770   2,728,989

  Nonoperating expenses
   Interest                                     903,638     913,226     922,124
   Mortgage insurance premium                    60,243      60,882      61,475
   Depreciation and amortization                467,072     445,511     413,901
   Incentive management fee                           -         806           -
   Miscellaneous financial expenses               3,710       4,142       3,801
                                             ----------  ----------  ----------

     Total nonoperating expenses              1,434,663   1,424,567   1,401,301
                                             ----------  ----------  ----------

     Total expenses                           4,464,858   4,209,337   4,130,290
                                             ----------  ----------  ----------

     EXCESS OF EXPENSES OVER REVENUE         $ (327,234) $ (116,378) $  (36,431)
                                             ==========  ==========  ==========















                        See notes to financial statements


                   South Laurel Apartments Limited Partnership

                         STATEMENTS OF PARTNERS' DEFICIT

                  Years ended December 31, 1996, 1995 and 1994
                                       Special        Class A       Class B
                          General      Limited        Limited       Limited
                          Partners     Partners       Partner       Partners         Total
                          --------     --------       -------       --------         -----

Partners' deficit,
 December 31, 1993       $(101,051)   $(1,255,340)    $ (567,607)   $  (481,383)    $ (2,405,381)

Distributions                (188)           (751)       (15,960)        (1,877)         (18,776)

Excess of expenses
 over revenue                (364)         (1,457)       (30,967)        (3,643)         (36,431)
                         --------     -----------     ----------   ------------     ------------

Partners' deficit,
 December 31, 1994       (101,603)     (1,257,548)      (614,534)      (486,903)      (2,460,588)

Distributions                (742)         (2,967)       (63,065)        (7,420)         (74,194)

Excess of expenses
 over revenue              (1,164)         (4,655)       (98,921)       (11,638)        (116,378)
                         ---------    -----------    -----------   ------------    -------------

Partners' deficit,
 December 31, 1995       (103,509)     (1,265,170)      (776,520)      (505,961)      (2,651,160)

Excess of expenses
 over revenue              (3,272)        (13,089)      (278,150)       (32,723)        (327,234)
                         ----------   -----------    -----------   ------------    -------------

Partners' deficit,
 December 31, 1996       $(106,781)   $(1,278,259)  $ (1,054,670)  $   (538,684)  $   (2,978,394)
                         =========    ===========   ============   =============  ==============


Profit and loss
 sharing percentage             1%            4%            85%             10%            100%
                                =             =             ==              ==             ===

                        See notes to financial statements

                   South Laurel Apartments Limited Partnership

                            STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1996, 1995 and 1994

                                                1996        1995        1994
                                                ----        ----        ----

Cash flows from operating activities
   Rental income received                  $4,023,207  $3,970,997  $3,985,744
   Interest received                           13,441      21,737      15,694
   Other income received                       94,716      82,130      82,103
   Administrative expenses paid              (624,524)   (616,037)   (642,875)
   Management fees paid                      (213,145)   (215,298)   (224,966)
   Utilities paid                            (516,504)   (543,544)   (583,140)
   Maintenance and repairs expenses paid   (1,286,408) (1,026,412)   (893,727)
   Real estate taxes paid                    (252,822)   (265,876)   (253,363)
   Payroll taxes paid                         (45,010)    (45,663)    (50,570)
   Property insurance paid                    (47,772)    (46,696)    (24,158)
   Other taxes and insurance paid             (42,796)    (36,565)    (55,401)
   Mortgage insurance paid                    (60,243)     (1,465)    (60,682)
   Interest paid on mortgage                 (904,465)   (913,993)   (922,836)
   Miscellaneous financial expenses paid       (3,710)     (4,142)     (3,801)
   Decrease (increase) in mortgage escrow
     deposits                                 (24,153)     11,980     (59,029)
   Mortgagor entity expenses paid                   -        (806)          -
   Net security deposits received               1,129      10,659      52,083
                                           ----------  ----------  ----------

      Net cash provided by operating
        activities                            110,941     381,006     361,076

Cash flows from investing activities
   Additions to property and equipment       (141,563)   (270,501)   (155,382)
   Deposits to reserve for replacements       (52,520)    (52,520)   (120,744)
   Withdrawals from reserve for
     replacements                              88,357      91,859     153,186
                                           ----------  ----------  ----------

      Net cash used in investing activities  (105,726)   (231,162)   (122,940)

Cash flows from financing activities
   Mortgage principal payments               (132,273)   (122,744)   (113,902)
   Distributions to partners                        -     (74,194)    (18,776)
                                           ----------  ----------  ----------

      Net cash used in financing activities  (132,273)   (196,938)   (132,678)
                                           ----------  ----------  ----------

   NET (DECREASE) INCREASE IN
      CASH AND CASH EQUIVALENTS              (127,058)    (47,094)    105,458

Cash and cash equivalents, beginning          282,541     329,635     224,177
                                           ----------  ----------  ----------

Cash and cash equivalents, ending          $  155,483  $  282,541  $  329,635
                                           ==========  ==========  ==========





                        See notes to financial statements

                   South Laurel Apartments Limited Partnership

                  Years ended December 31, 1996, 1995 and 1994

                                                1996        1995        1994
                                                ----        ----        ----

Reconciliation of excess of expenses
 over revenue to net cash provided by
 operating activities
  Excess of expenses over revenue             $(327,234)  $(116,378)  $(36,431)
  Adjustments to reconcile excess of
   expenses over revenue to net cash
   provided by operating activities
     Depreciation                               454,910     433,349    401,739
     Amortization                                12,162      12,162     12,162
     Interest earned on reserve for
      replacements                              (2,981)      (6,218)     (191)
     Changes in assets and liabilities
       Decrease (increase) in tenant
         accounts receivable                     33,847     (30,976)   17,829
       Decrease (increase) in accounts
         receivable - other                       1,305        (495)    5,443
       Decrease in prepaid expenses              12,513      43,106     7,129
       (Increase) decrease in mortgage escrow
         deposits                               (24,153)     10,659   (59,029)
       (Decrease) increase in accounts payable
         and accrued expenses                   (11,299)      4,990    (5,547)
       Decrease in accrued interest payable        (827)       (767)     (712)
       Tenants' security deposits received
         (paid) - net                             1,129      11,980    52,083
       (Decrease) increase in rent -
         deferred credits                       (33,431)     24,594   (28,399)
       Decrease in deferred laundry income       (5,000)     (5,000)   (5,000)
                                              ---------   ---------   --------

          Net cash provided by operating
            activities                        $ 110,941   $ 381,006   $361,076
                                              =========   =========   ========





                        See notes to financial statements

                   South Laurel Apartments Limited Partnership


                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1996, 1995 and 1994


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

   Cash distributions are limited by agreements between the Partnership and HUD to the extent of surplus cash as defined by HUD.

   Use of Estimates
   ----------------

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

   Cash and Cash Equivalents
   -------------------------

   Cash and cash equivalents consist of cash and repurchase agreements with a bank with maturities of three months or less when acquired, stated at cost, which approximates market.

   Property and Equipment
   ----------------------

   Property and equipment are carried at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives by use of the straight-line method for financial reporting purposes. For income tax purposes, accelerated lives and methods are used.

   Deferred Financing Costs
   ------------------------

   Deferred financing costs are amortized over the term of the mortgage using the straight-line method.

   Rental Income
   -------------

   Rental income is recognized as rentals become due. Rental payments received in advance are deferred until earned.

   Income Taxes
   ------------

   No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

NOTE B - CASH HELD IN ESCROW FOR TENANTS' SECURITY DEPOSITS

   At December 31, 1996 and 1995, the Partnership maintained tenant security deposits of $8,901 and $11,906, respectively, in an interest-bearing escrow bank account. At December 31, 1996, tenant security deposits included $99,002 in a U.S. Treasury Bill at a 4.605% interest rate which matures March 21, 1996. At December 31, 1995, tenant security deposits included $98,868 in a U.S. Treasury Bill at a 5.5% interest rate which matured on March 21, 1996. The investments in U.S. Treasury Bills are held to maturity and are carried at cost which approximates market.

NOTE C - MORTGAGE PAYABLE

   The mortgage is insured by the Federal Housing Administration (FHA) and collateralized by a deed of trust on the rental property. The mortgage, which is due December 1, 2023, is payable in equal monthly installments of principal and interest totalling $86,395 and bears interest at a rate of 7.5%. Interest incurred during 1996, 1995 and 1994 amounted to $903,638, $913,226 and $922,124, respectively.

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

   Aggregate maturities of the mortgage payable for the five years following December 31, 1996 are as follows:

                                    December 31,
                                   ------------
                                  1997  $142,542
                                  1998  $153,608
                                  1999  $165,533
                                  2000  $178,384
                                  2001  $192,232

NOTE D - HOUSING ASSISTANCE PAYMENT AGREEMENT

   FHA contracted with the Partnership under Section 8 of Title II of the Housing and Community Development Act of 1974, to make housing assistance payments to the Partnership on behalf of qualified tenants for 20% of the rental units. The agreement expires July 31, 1997. Total housing assistance payments received during 1996, 1995 and 1994 were $686,293, $677,108 and $694,002, respectively.

NOTE E - RELATED PARTY TRANSACTIONS

   Due to General Partner
   ----------------------

   At December 31, 1996 and 1995, due to general partner consists of unpaid development advances of $645,989. These advances are non-interest bearing and payable from proceeds upon sale or refinancing of the project after certain priority payments as defined in the Partnership agreement.

   Management Fees
   ---------------

   Management  fees of  5.25%  of  gross  receipts  are  paid to CMJ  Management
   Company, Inc., an affiliate of the general partner, for its services as management agent to the project pursuant to a management agreement approved by HUD. Such fees amounted to $213,145, $215,298, and $211,572 for the years ended December 31, 1996, 1995 and 1994, respectively. In addition, CMJ Management Company, Inc., received incentive management fees of $-0-, $808 and $ - 0 - for the years ended December 31, 1996, 1995 and 1994, respectively.

   Reimbursed Costs
   ----------------

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

NOTE F - TAX BASIS LOSS

   The reconciliation of the excess of expenses over revenue reported in the accompanying statement of operations with the loss reported on a Federal income tax basis follows:

                                              1996         1995        1994
                                              ----         ----        ----

            Excess of expenses over
              revenue per statements
              of operations               $  (327,234)  $ (116,378) $  (36,431)
            (Decrease) increase in
              deferred rental income
              and laundry income             (138,431)      19,593     (33,399)
            Additional depreciation
              and amortization               (186,827)    (181,224)   (172,836)
                                          -----------   ----------  ----------

            Loss for Federal income
              tax purposes                $  (652,492)  $ (278,009) $(242,666)
                                          ===========   ==========  =========

NOTE G - CONCENTRATION OF CREDIT RISK

   The Partnership maintains its cash balances in two banks. The operating account consists of an overnight repurchase agreement backed by government securities and a checking account. The tenant security deposit accounts are held in trust and consist of a checking account and a United States Treasury Bill. The balances are insured up to $100,000 by each bank. The Partnership also has $328,129 of money market funds held in escrow by Reilly Mortgage Group, Inc., carried at cost, which approximates fair value.

                         INDEPENDENT AUDITORS' REPORT



To the Partners
Marvin Gardens Associates

      We have audited the accompanying balance sheets of Marvin Gardens Associates as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marvin Gardens Associates as of December 31, 1996 and 1995, and the results of its operations, changes in partners' deficit and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                              /S/ REZNICK, FEDDER & SILVERMAN
                              -------------------------------
                                  REZNICK, FEDDER & SILVERMAN



Baltimore, Maryland
January 24, 1997

                           Marvin Gardens Associates

                                BALANCE SHEETS

                          December 31, 1996 and 1995

                                                            1996        1995
                                                            ----        ----
                                     ASSETS
CURRENT ASSETS
Cash                                                  $    21,173  $   15,301
Accounts receivable                                         1,020         837
Accounts receivable - tenant subsidy                            -       3,221
Prepaid expenses                                            6,532       6,643
                                                      -----------  ----------
      Total current assets                                 28,725      26,002

RESTRICTED FUNDS
Tenants' security deposits                                  9,682       9,241
Real estate tax impound fund                                6,290       6,128
Replacement reserve fund                                  138,463     116,539
Insurance impound fund                                      5,771       4,190
Interest income receivable - impounds                       1,206       1,198
                                                      -----------  ----------

                                                          161,412     137,296

PROPERTY AND EQUIPMENT, less accumulated
depreciation of $1,038,242 and $964,277                 1,376,899   1,443,439

DEFERRED FINANCING COSTS, net of accumulated
amortization of $19,572 and $18,199                        26,797      28,170
                                                      -----------  ----------

      Total assets                                    $ 1,593,833  $1,634,907
                                                      ===========  ==========

                        LIABILITIES AND PARTNERS' DEFICIT
LIABILITIES
Current maturities of mortgage payable                $    50,299  $   46,375
Accounts payable                                           15,506      14,539
Accrued expenses                                            3,947       4,241
Deferred rental income                                        264       2,055
                                                      -----------  ----------

      Total current liabilities                            70,016      67,210

Mortgage payable, less current maturities               1,610,628   1,660,927
Due to general partner                                    194,019     194,019
Tenants' security deposits                                  7,105       6,960
                                                      -----------  ----------

      Total liabilities                                 1,881,768   1,929,116

PARTNERS' DEFICIT                                        (287,935)   (294,209)
                                                      -----------  -----------

       Total liabilities and partners' deficit        $ 1,593,833  $1,634,907
                                                      ===========  ==========

                        See notes to financial statements

                            Marvin Gardens Associates

                            STATEMENTS OF OPERATIONS

                  Years ended December 31, 1996, 1995 and 1994

                                            1996         1995        1994
                                            ----         ----        ----

Revenue
   Rental income                          $410,364    $409,395    $399,915
   Vacancies                                (1,639)     (1,533)     (2,258)
   Financial revenue                         6,815       7,817       5,989
   Other income                              4,321       3,174       3,430
                                          --------    --------    --------

      Total revenue                        419,861     418,853     407,076

Expenses
   Operating expenses
     Administration                         17,356      15,866      17,876
     Utilities                              23,833      27,992      22,262
     Management fee                         17,533      17,052      15,852
     Maintenance and repairs                51,999      73,953      58,546
     Salaries                               59,441      57,141      55,854
     Insurance                               8,378       7,839       7,361
     Real estate taxes                      22,271      21,824      21,152
                                          --------    --------    --------

      Total operating expenses             200,811     221,667     198,903

   Nonoperating expenses
     Interest                              137,438     141,056     144,392
     Depreciation and amortization          75,338      74,377      70,272
     Incentive management fee                    -      12,090       1,970
                                          --------    --------    --------

      Total nonoperating expenses          212,776     227,523     216,634
                                          --------    --------    --------

      Total expenses                       413,587     449,190     415,537
                                          --------    --------    --------

      EXCESS (DEFICIENCY) OF REVENUE
        OVER EXPENSES                     $  6,274    $(30,337)   $ (8,461)
                                          ========    ========    ========













                        See notes to financial statements

                            Marvin Gardens Associates

                         STATEMENTS OF PARTNERS' DEFICIT

                  Years ended December 31, 1996, 1995 and 1994

                                                    Special
                                        General     Limited      Limited
                                        Partner     Partner      Partner         Total
                                        -------     -------      -------         -----


Balance, December 31, 1993              $(8,067)   $(66,389)      $(139,712)    $(214,168)

Distributions                              (130)       (521)        (12,379)      (13,030)

Excess of expenses over revenue             (85)       (338)         (8,038)       (8,461)
                                       --------    --------       ---------     ---------

Balance, December 31, 1994               (8,282)    (67,248)       (160,129)     (235,659)

Distributions                              (282)     (1,129)        (26,802)      (28,213)

Excess of expenses over revenue            (303)     (1,214)        (28,820)      (30,337)
                                      ---------    --------       ---------     ---------

Balance, December 31, 1995               (8,867)    (69,591)       (215,751)     (294,209)

Excess of revenue over expenses              63          251          5,960         6,274
                                      ---------    ---------      ---------     ---------

Balance, December 31, 1996            $ (8,804)    $ (69,340)     $(209,791)    $(287,935)
                                      ========     =========      =========     =========


Profit and loss sharing percentage          1%            4%           95%          100%
                                            =             =            ==           ===





                        See notes to financial statements

                            Marvin Gardens Associates

                            STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1996, 1995 and 1994


                                                1996        1995        1994
                                                ----        ----        ----

Cash flows from operating activities
   Rental income received                    $409,972    $409,707    $393,918
   Interest received                            1,011       1,797       1,884
   Other income received                        4,321       3,074       3,430
   Administrative expenses paid               (17,356)    (15,866)    (17,876)
   Management fees paid                       (17,533)    (16,952)    (15,852)
   Utilities paid                             (23,833)    (26,892)    (22,262)
   Salaries and wages paid                    (46,384)    (43,690)    (42,383)
   Maintenance and repairs expenses paid      (51,326)    (74,165)    (71,309)
   Real estate taxes paid                     (22,271)    (21,824)    (21,152)
   Payroll taxes paid                         (13,057)    (13,281)    (13,471)
   Property and other insurance paid           (8,267)     (8,436)     (7,433)
   Interest paid on mortgage                 (137,438)   (141,056)   (144,392)
   (Increase) decrease in real estate tax
    impound fund                                 (162)        191         (35)
   Incentive management fee paid                    -     (12,090)     (1,970)
   Increase in insurance impound fund          (1,581)       (288)       (196)
   Net security deposits paid                    (296)       (189)         (1)
                                             --------    --------    --------

      Net cash provided by operating
        activities                             75,800      40,040      40,900

Cash flows from investing activities
   Additions to property and equipment         (7,425)    (32,836)     (9,776)
   Deposits to reserve for replacements       (16,128)    (16,064)    (15,700)
   Withdrawals from reserve for
     replacements                                   -      29,398      37,473
                                            ---------    --------    --------
      Net cash (used in) provided by
        investing activities                  (23,553)    (19,502)      11,997

Cash flows from financing activities
   Repayment of mortgage payable              (46,375)    (42,757)    (39,422)
   Distributions                                    -     (28,213)    (13,030)
                                           ----------   ---------    --------

      Net cash used in financing
        activities                            (46,375)    (70,970)    (52,452)
                                           ----------   ---------    --------

      NET INCREASE (DECREASE) IN CASH           5,872     (50,432)        445

Cash and cash equivalents, beginning           15,301      65,733      65,288
                                           ----------   ----------   --------

Cash and cash equivalents, ending          $   21,173   $  15,301    $ 65,733
                                           ==========   =========    ========



                        See notes to financial statements

                            Marvin Gardens Associates

                  Years ended December 31, 1996, 1995 and 1994

                                            1996            1995        1994
                                            ----            ----        ----

Reconciliation of excess (deficiency
 of revenue over expenses to net cash
 provided by operating activities
Excess (deficiency) of revenue over
 expenses                                  $ 6,274     $(30,337)    $ (8,461)
Adjustments to reconcile excess
 (deficiency) of revenue over expenses
  to net cash provided by operating
  activities
   Depreciation                             73,965       73,037       68,932
   Amortization of deferred financing
     costs                                   1,373        1,340        1,340
   Interest earned on reserve for
     replacements                           (5,796)      (6,020)      (5,457)
   Changes in assets and liabilities
     Decrease (increase) in accounts
      receivable - tenant subsidy            3,221         (185)      (3,036)
     Increase in accounts receivable          (183)         (25)        (676)
     (Increase) decrease in interest
      income receivable -impounds               (8)        (100)       1,352
     Decrease (increase) in prepaid
      expenses                                  111        (597)         (72)
     (Increase) decrease in real estate tax
      impound fund                             (162)        191          (35)
     Increase in insurance impound fund      (1,581)       (288)        (196)
     Increase (decrease) in accounts
      payable - trade                           967         803      (12,793)
     (Decrease) increase in accrued
      expenses                                 (294)        355           30
     (Increase) decrease in deferred
      rent credits                           (1,791)      2,055          (27)
     Net security deposits paid                (296)       (189)          (1)
                                           --------    --------     --------
         Net cash provided by operating
           activities                      $ 75,800    $ 40,040     $ 40,900
                                            =======    ========     ========











                        See notes to financial statements

                            Marvin Gardens Associates

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1996, 1995 and 1994



NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Marvin Gardens Associates (the Partnership) is a California Limited Partnership which commenced operations in February 1983. The Partnership owns and operates a 37-unit rental housing project (the Project). The Project operates under Section 8 of the National Housing Act and, therefore, receives monthly rental subsidies from the U.S. Department of Housing and Urban Development (HUD). The agreement expires in July 2003 and has two five year renewal options. For the years ended December 31, 1996, 1995 and 1994, rental subsidies for the Project totaled $324,129, $337,072 and $332,339, respectively. All leases between the Partnership and the tenants of the property are operating leases.

   Cash distributions are limited by agreements between the Partnership and the California Housing Finance Agency (CHFA) to $20,151 per year to the extent of surplus cash and stated equity, as defined by CHFA. Undistributed amounts are cumulative and may be distributed in subsequent years if future operations provide surplus cash in excess of current requirements.

   Use of Estimates
   ----------------

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

   Property and Equipment
   ----------------------

   Property and equipment are carried at cost. The Partnership provides for depreciation by use of the straight-line method over estimated useful lives as follows: buildings, 30 years and equipment, 3-8 years.

   Deferred Financing Costs
   ------------------------

   Deferred financing costs are amortized by the straight-line method over the life of the related debt.

   Rental Income
   -------------

   Rental income is recognized as rentals become due. Rental payments received in advance are deferred until earned.

   Income Taxes
   ------------

   No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

NOTE B - CASH HELD IN TENANTS' SECURITY DEPOSIT FUND

   At December 31, 1996 and 1995, the Partnership maintained tenants' security deposit fund balances of $9,682 and $9,241, respectively, in an interest bearing bank account and a certificate of deposit.

NOTE C - MORTGAGE PAYABLE

   The mortgage payable represents a mortgage from the CHFA which is due on June 1, 2013 and is collateralized by a deed of trust on the rental property and the CHFA has been granted a security interest in rental subsidies. The terms of the mortgage require monthly principal and interest payments of $15,138 and bear interest at the rate of 8.15%. Interest charged to operations during 1996, 1995 and 1994 amounted to $137,438, $141,056 and $144,392, respectively. Terms of the mortgage agreement also require monthly escrow deposits to be made to fund real estate tax, insurance, and a replacement reserve account.

   The liability of the Partnership under the mortgage is limited to the underlying value of the real estate, plus other amounts deposited with the lender.

   Aggregate maturities of the mortgage payable for the five years following December 31, 1996 are as follows:

                                  December 31,
                                  ------------
                                  1997  $50,299
                                  1998  $54,555
                                  1999  $59,171
                                  2000  $64,178
                                  2001  $69,908

NOTE D - RECONCILIATION OF FINANCIAL STATEMENT INCOME TO TAX BASIS INCOME

   The reconciliation of the excess (deficiency) of revenue over expenses reported in the accompanying statements of operations with the loss reportable on a Federal income tax basis for the years ended December 31, 1996, 1995 and 1994 follows:

                                               1996         1995        1994
                                               ----         ----        ----

            Excess (deficiency) of
              revenue over expenses per
              statements of operations      $   6,274   $ (30,337)  $  (8,461)
            Additional depreciation
              for tax purposes                (13,924)    (12,556)    (12,630)
            Deferred rental income
              adjustments                      (1,790)      2,055         (27)
                                            ---------   ---------   ---------

            Loss for Federal income tax
              purposes                      $ (9,440)   $ (40,838)  $ (21,118)
                                            ========    =========   =========

NOTE E - RELATED PARTY TRANSACTIONS

   At December 31, 1996 and 1995, due to developer/general partner consisted of development advances of $194,019. These advances are non-interest bearing and payable from proceeds upon sale or refinancing of the Project after certain priority payments as defined in the Partnership agreement.

   The Partnership has a contractual management agreement with CMJ Management Company, Inc., an affiliate of the general partner, to provide property management services for the Project. CMJ Management Company, Inc. has hired an unaffiliated management agent to provide those services on its behalf. Total management fees paid for each of the years ended December 31, 1996, 1995 and 1994 were $17,533, $17,052 and $15,852, respectively. Effective
   September 1994, CMJ Management Company, Inc. receives 30% of the monthly fee which totaled $5,112 for the year ended December 31, 1996. In addition, for the year ended December 31, 1995, incentive fees paid to CMJ Management
   Company, Inc. totalled $12,090, based on the prior years surplus cash, as defined. During 1996, no incentive fees were paid.

NOTE F - CONCENTRATION OF CREDIT RISK

   The Partnership's real estate tax impound fund, replacement reserve fund, and insurance impound fund totalling $150,524 as of December 31, 1996 are on deposit with CHFA.

                         INDEPENDENT AUDITORS' REPORT



To the Partners
Colonial Farms, Ltd.

      We have audited the accompanying balance sheets of Colonial Farms, Ltd. as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colonial Farms, Ltd. as of December 31, 1996 and 1995, and the results of its operations, changes in partners' deficit and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                              /S/ REZNICK, FEDDER & SILVERMAN
                              -------------------------------
                                  REZNICK, FEDDER & SILVERMAN



Baltimore, Maryland
January 24, 1997

                             Colonial Farms, Ltd.

                                BALANCE SHEETS

                          December 31, 1996 and 1995

                                                            1996        1995
                                                            ----        ----
                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                           $  136,724   $  60,141
   Rents receivable                                         4,624       5,961
   Prepaid expenses                                         9,446       8,789
                                                       ----------   ---------

      Total current assets                                150,794      74,891

RESTRICTED FUNDS
   Tenants' security deposits                              22,193      22,533
   Real estate tax impound fund                            12,435      14,518
   Replacement reserve fund                               227,316     232,164
   Insurance impound fund                                   9,510       7,023
   Reserve fund for operations                             41,139      40,781
   Interest income receivable - impounds                    2,349       2,431
                                                       ----------   ---------

                                                          314,942     319,450

PROPERTY AND EQUIPMENT, less accumulated
   depreciation of $1,812,966 and $1,690,985            2,269,317   2,365,370

DEFERRED FINANCING COSTS, net of accumulated
   amortization of $33,586 and $31,309                     42,181      44,458
                                                       ----------   ---------

      Total assets                                     $2,777,234  $2,804,169
                                                       ==========  ==========

                        LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES
   Current maturities of mortgage payable              $   76,827  $   70,134
   Accounts payable                                        31,634      22,109
   Accrued expenses                                        33,494      33,736
   Deferred rental income                                     372         369
                                                       ----------  ----------

      Total current liabilities                           142,327     126,348

   Mortgage payable, less current maturities            2,713,101   2,789,928
   Due to general partner                                 318,115     318,115
   Tenants' security deposits                              17,238      17,337
                                                       ----------   ---------

      Total liabilities                                 3,190,781   3,251,728

PARTNERS' DEFICIT                                        (413,547)   (447,559)
                                                       ----------   ---------

      Total liabilities and partners' deficit          $2,777,234  $2,804,169
                                                       ==========  ==========

                        See notes to financial statements

                              Colonial Farms, Ltd.

                            STATEMENTS OF OPERATIONS

                  Years ended December 31, 1996, 1995 and 1994

                                               1996         1995        1994
                                               ----         ----        ----

Revenue
   Rental income                             $ 786,180   $ 785,378   $ 776,784
   Vacancies                                    (9,462)    (24,535)    (26,649)
   Financial revenue                            15,910      16,256      12,817
   Other income                                 19,315      10,237       7,132
                                             ---------   ---------   ---------

      Total revenue                            811,943     787,336     770,084

Expenses
  Operating expenses
   Administration                               29,578      22,779      19,504
   Utilities                                    32,942      31,659      30,713
   Management fee                               38,060      39,600      38,435
   Maintenance and repairs                     129,475     144,185     139,278
   Salaries                                     73,791      65,249      55,219
   Insurance                                    12,794      12,074      12,067
   Real estate taxes                            40,322      39,762      39,272
                                             ---------   ---------   ---------

      Total operating expenses                 356,962     355,308     334,488

  Nonoperating expenses
   Interest                                    258,803     264,913     270,491
   Depreciation and amortization               124,258     119,893     117,523
   Incentive management fee                      7,060      16,435      20,109
   Earned surplus reimbursement                  2,610      63,571           -
                                             ---------   ---------   ---------

      Total nonoperating expenses              392,731     464,812     408,123

      Total expenses                           749,693     820,120     742,611
                                             ---------   ---------   ---------

      EXCESS (DEFICIENCY) OF REVENUE
       OVER (EXPENSES) OVER EXPENSES         $  62,250   $(32,784)  $   27,473
                                             =========   ========   ==========










                        See notes to financial statements

                              Colonial Farms, Ltd.

                         STATEMENTS OF PARTNERS' DEFICIT

                  Years ended December 31, 1996, 1995 and 1994


                                                    Special
                                         General    Limited     Limited
                                         Partner    Partner     Partner      Total
                                         -------    -------     -------      -----

Balance, December 31, 1993              $ (21,805)  $ (92,332)  $(237,997)  $(352,134)

Distributions                                (956)     (1,435)    (45,422)    (47,813)

Excess of revenue over expenses               550         824      26,099      27,473
                                        ---------   ---------   ---------   ---------

Balance, December 31, 1994                (22,211)    (92,943)   (257,320)   (372,474)

Distributions                                (846)     (1,269)    (40,186)    (42,301)

Excess of expenses over revenue              (656)       (983)    (31,145)    (32,784)
                                        ---------   ---------   ---------   ---------

Balance, December 31, 1995                (23,713)    (95,195)   (328,651)   (447,559)

Distributions                                (565)       (846)    (26,827)    (28,238)

Excess of revenue over expenses             1,245       1,868      59,137      62,250
                                        ---------   ---------   ---------   ---------

Balance, December 31, 1996              $ (23,033)  $ (94,173)  $(296,341)  $(413,547)
                                        =========   =========   =========   =========

Profit and loss sharing percentage             2%         3%         95%        100%
                                              ==         ==         ===        ====





















                        See notes to financial statements

                              Colonial Farms, Ltd.

                            STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1996, 1995 and 1994

                                                1996        1995        1994
                                                ----        ----        ----

Cash flows from operating activities
   Rental income received                    $778,056    $751,795    $750,466
   Interest received                            5,311       5,901       5,528
   Other income received                       19,315      10,237       7,132
   Residual receipts reimbursement paid        (2,610)    (63,571)          -
   Administrative expenses paid               (29,578)    (22,779)    (19,504)
   Management fees paid                       (38,060)    (39,500)    (38,435)
   Utilities paid                             (32,942)    (33,372)    (30,713)
   Salaries and wages paid                    (64,278)    (56,258)    (47,327)
   Maintenance and repairs expenses paid     (120,190)   (141,608)   (155,907)
   Real estate taxes paid                     (40,322)    (39,762)    (39,272)
   Payroll taxes paid                          (9,513)     (8,116)     (7,892)
   Property and other insurance paid          (13,451)    (12,658)    (11,971)
   Interest paid on mortgage                 (258,803)   (264,913)   (270,491)
   Incentive management fee paid               (7,060)    (16,435)    (20,109)
   (Increase) decrease in reserve fund
     for operations                              (358)      2,697      (1,816)
   (Decrease) increase in real estate tax
     impound fund                                2,083     (1,007)     (1,289)
   (Increase) in insurance impound fund        (2,487)     (1,852)        (26)
   Net security deposits received (paid)          241        (407)        107
                                             --------    --------    --------

      Net cash provided by operating
        activities                            185,354      68,392     118,481

Cash flows from investing activities
   Purchases of equipment                     (25,928)    (37,922)          -
   Deposits to reserve for replacements       (22,404)    (22,384)    (22,139)
   Withdrawals from reserve for
     replacements                              37,933      13,139      46,506
                                            ---------   ---------    --------

      Net cash (used in) provided by
        investing activities                  (10,399)    (47,167)     24,367

Cash flows from financing activities
   Repayment of mortgage payable              (70,134)    (64,024)    (58,446)
   Distributions                              (28,238)    (42,301)    (47,813)
                                            ---------   ---------    --------

      Net cash used in financing
        activities                            (98,372)   (106,325)   (106,259)
                                            ---------   ---------    --------

      NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                         76,583     (85,100)     36,589

Cash and cash equivalents, beginning           60,141     145,241     108,652
                                           ----------   ---------   ---------

Cash and cash equivalents, ending          $  136,724  $   60,141   $ 145,241
                                           ==========  ==========   =========



                        See notes to financial statements

                              Colonial Farms, Ltd.

                  Years ended December 31, 1996, 1995 and 1994

                                                1996         1995        1994
                                                ----         ----        ----

Reconciliation of excess (deficiency)
 of revenue over expenses to net cash
 provided by operating activities
  Excess (deficiency) of revenue over
   expenses                                   $62,250     $(32,784)    $27,473
  Adjustments to reconcile  excess
   (deficiency) of revenue over
   expenses to net cash provided by
   operating activities
     Depreciation                             121,981      117,616     115,246
     Amortization of deferred financial
      costs                                     2,277        2,277       2,277
     Interest earned on reserve for
      replacements                            (10,681)     (10,189)     (9,847)
     Changes in assets and liabilities
       Decrease (increase) in tenant
        accounts receivable                     1,337       (2,275)        504
       (Increase) decrease in prepaid
        expenses                                 (657)        (584)         96
       Decrease (increase) in interest income
        receivable - impounds                      82         (166)      2,558
       Net tenants' security deposits
        received (paid)                           241         (407)        107
       Increase in real estate tax impound
        fund                                    2,083       (1,007)     (1,289)
       (Increase) in insurance impound fund    (2,487)      (1,852)        (26)
       (Decrease) increase in reserve fund
        for operations                           (358)       2,697      (1,816)
       Increase in accounts payable             9,525       (5,615)    (16,712)
       (Decrease) increase in accrued
        expenses                                 (242)        406           83
       Increase (decrease) in rent deferred
        credits                                     3         275         (173)
                                              -------     -------      -------

           Net cash provided by operating
             activities                      $185,354    $  68,392    $118,481
                                             ========    =========    ========





















                        See notes to financial statements

                              Colonial Farms, Ltd.

                          NOTES TO FINANCIAL STATEMENTS

                  Years ended December 31, 1996, 1995 and 1994


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Colonial Farms, Ltd. (the Partnership) is a California Limited Partnership which commenced operations in February 1983. The Partnership owns and operates a 100-unit residential project (the Project) located in Modesto, California. The Project operates under Section 8 of the National Housing Act and, therefore, receives monthly rental subsidies from the U.S. Department of Housing and Urban Development (HUD). The agreement expires June 2002 and has two five-year renewal options. For the years ended December 31, 1996, 1995 and 1994, rental subsidies for the project totaled $613,093, $586,267 and $555,597, respectively. All leases between the Partnership and the tenants of the property are operating leases.

   Cash distributions are limited by agreements between the Partnership and the California Housing Finance Agency (CHFA) to $35,299 per year to the extent of surplus cash and stated equity, as defined by CHFA. Undistributed amounts are cumulative and may be distributed in subsequent years if future operations provide surplus cash in excess of current requirements.

   Use of Estimates
   ----------------

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

   Cash and Cash Equivalents
   -------------------------

   Cash and cash equivalents include cash, money market accounts and U.S. Treasury bills, with a maturity of three months or less when acquired, stated at cost, which approximates market.

   Property and Equipment
   ----------------------

   Property and equipment are carried at cost. The Partnership provides for depreciation by using the straight-line method over estimated useful lives as follows: buildings, 30 years and equipment, 8 years.

   Deferred Financing Costs
   ------------------------

   Deferred financing costs are amortized by the straight-line method over the life of the related debt.

   Rental Income
   -------------

   Rental income is recognized as rentals become due. Rental payments received in advance are deferred until earned.

   Income Taxes
   ------------

   No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

NOTE B - CASH HELD IN TENANTS' SECURITY DEPOSIT FUND

   At December 31, 1996 and 1995, the Partnership maintained tenants' security deposit fund balances of $22,193 and $22,533, respectively, in an interest bearing bank account and a certificate of deposit.

NOTE C - MORTGAGE PAYABLE

   The mortgage payable represents a permanent mortgage from the CHFA which is due on June 1, 2013 and is collateralized by a deed of trust on the rental property and the CHFA has been granted a security interest in rental subsidies. The terms of the mortgage require annual interest of 9.15% and monthly principal and interest payments of $27,411. Interest charged to operations during 1996, 1995 and 1994 amounted to $258,803, $264,913 and $270,491, respectively. Terms of the loan agreement require that monthly escrow deposits be made to fund real estate tax, insurance, and replacement reserve escrow accounts.

   The liability of the Partnership under the mortgage is limited to the underlying value of the real estate, plus other amounts deposited with the lender.

   Aggregate maturities of the mortgage payable for the five years following December 31, 1996 are as follows:

                                   December 31,
                                   ------------
                                  1997  $  76,827
                                  1998  $  84,159
                                  1999  $  92,191
                                  2000  $ 110,990
                                  2001  $ 110,637

NOTE D - RECONCILIATION OF FINANCIAL STATEMENT INCOME (LOSS) TO TAX BASIS INCOME
        (LOSS)

   The reconciliation of the excess (deficiency) of revenue over expenses reported in the statements of operations with the income (loss) reported on a Federal income tax return for the years ended December 31, 1996, 1995, and 1994 follows:

                                                1996         1995       1994
                                                ----         ----       ----

          Excess (deficiency) of revenue
            over expenses                    $  62,250  $  (32,784)  $  27,473
          Additional depreciation for
            tax purposes                       (20,336)    (17,603)    (18,120)
          Deferred rental income
            adjustments                              3         275       (173)
                                             ---------  ----------   --------

          Income (loss) for Federal
          income tax purposes                $  41,917  $ (50,112)   $   9,180
                                             =========  =========    =========

NOTE E - RELATED PARTY TRANSACTIONS

   At December 31, 1996 and 1995, due to developer/general partner consisted of development advances of $318,115. These advances are non-interest bearing and payable from proceeds upon sale or refinancing of the project after certain priority payments as defined in the Partnership agreement.

   The Partnership has a contractual management agreement with CMJ Management Company, Inc., an affiliate of the general partner, to provide property management services for the project. CMJ Management Company, Inc. has hired an unaffiliated management agent to provide these services on its behalf.

   Total management fees for the years ended December 31, 1996, 1995 and 1994 were $38,060, $39,600, and $38,435, respectively. CMJ Management Company, Inc. also is entitled to receive an incentive management fee. For the years ended December 31, 1996, 1995 and 1994, incentive fees charged for the project totaled $7,060, $16,435 and $20,109, respectively, in accordance with the terms of the supplemental management agreement.

NOTE F - CONCENTRATION OF CREDIT RISK

   The Partnership's real estate tax impound fund, replacement reserve fund, insurance impound fund, and reserve fund for operations totalling $290,400 as of December 31, 1996 are on deposit with CHFA.

   The Partnership maintains its cash balances in two banks. The operating account consists of one checking account and two money repurchase agreements backed by government securities. The security deposit accounts are held in trust and consist of a checking account and a certificate of deposit. The accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 1996, the uninsured portion of the operating security deposit accounts amounted to $76,901.

                         INDEPENDENT AUDITORS' REPORT


To the Partners
Holbrook Apartments Company

      We have audited the accompanying balance sheets of Holbrook Apartments Company as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holbrook Apartments Company as of December 31, 1996 and 1995, and the results of its operations, changes in partners' deficit and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                              /S/ REZNICK, FEDDER & SILVERMAN
                              -------------------------------
                                  REZNICK, FEDDER & SILVERMAN


Baltimore, Maryland
January 24, 1997

                           Holbrook Apartments Company

                                 BALANCE SHEETS

                           December 31, 1996 and 1995

                                                 1996             1995
                                                 ----             ----
                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                  $   631,608       $   486,602
   Accounts receivable                              2,153             8,240
   Other receivables                               28,548            16,803
   Prepaid expenses                                17,641            18,427
   Other current assets                               475               475
                                              -----------       -----------

      Total current assets                        680,425            30,547

RESTRICTED DEPOSITS AND FUNDED RESERVES
Mortgage escrow deposits                           61,069            42,895
Reserve for replacements                          444,420           486,650
                                              -----------       -----------

                                                  505,489           529,545
PROPERTY AND EQUIPMENT, less accumulated
depreciation of $3,905,567 and $3,657,426       5,664,784         5,801,902

DEFERRED FINANCING COSTS, net of accumulated
amortization of $208,617 and $195,076             345,334           358,875
                                              -----------       -----------

      Total assets                            $ 7,196,032       $ 7,220,869
                                              ===========       ===========

                        LIABILITIES AND PARTNERS' DEFICIT

CURRENT LIABILITIES
   Current maturities of mortgage payable     $    95,185       $    88,328
   Accounts payable and accrued expenses          179,824            45,749
   Accrued interest payable                        46,543            47,095
   Rent deferred credits                           15,274             4,589
                                              -----------       -----------

      Total current liabilities                   336,826           185,761

LONG-TERM LIABILITIES
   Mortgage payable, less current maturities    7,351,781         7,446,966
                                              -----------       -----------

      Total liabilities                         7,688,607         7,632,727

PARTNERS' DEFICIT                                (492,575)         (411,858)
                                              -----------       -----------

      Total liabilities and
      partners' deficit                       $ 7,196,032       $ 7,220,869
                                              ===========       ===========

                        See notes to financial statements

                           Holbrook Apartments Company

                            STATEMENTS OF OPERATIONS

                  Years ended December 31, 1996, 1995 and 1994

                                              1996        1995        1994
                                              ----        ----        ----

Revenue
   Rental income                          $2,068,855   $2,062,798  $2,060,656
   Vacancies                                  (1,985)        (486)     (3,458)
   Financial revenue                          27,267       34,734      26,487
   Other income                                7,176        6,381       5,588
                                          ----------   ----------  ----------

      Total revenue                        2,101,313    2,103,427   2,089,273

Expenses
 Operating expenses
   Marketing                                     366          208         329
   Administration                            126,269      120,673     123,390
   Utilities                                  85,403       77,662     111,338
   Management fee                             99,025       98,221      97,710
   Maintenance and repairs                   200,197      195,276     192,998
   Salaries                                  182,294      170,174     142,105
   Insurance                                  49,036       40,196      41,951
   Real estate taxes                         198,470      197,441     139,335
                                          ----------   ----------  ----------

      Total operating expenses               941,060      899,851     849,156

 Nonoperating expenses
   Interest                                  561,600      568,003     573,944
   Mortgage insurance premium                 37,438       37,865      38,261
   Depreciation and amortization             261,682      248,580     243,525
   Incentive management fee                  133,795      137,695     165,684
                                          ----------   ----------  ----------

      Total nonoperating expenses            994,515      992,143   1,021,414
                                          ----------   ----------  ----------

      Total expenses                       1,935,575    1,891,994   1,870,570
                                          ----------   ----------  ----------

      EXCESS OF REVENUE OVER EXPENSES     $  165,738   $  211,433  $  218,703
                                          ==========   ==========  ==========


                        See notes to financial statements

                           Holbrook Apartments Company

                         STATEMENTS OF PARTNERS' DEFICIT

                  Years ended December 31, 1996, 1995 and 1994


                                             General       Limited
                                             Partner       Partner      Total
                                             -------       -------      -----

Partners' deficit, December 31, 1993        $(555,612)    $260,182    $(295,430)

Distributions                                 (44,139)    (250,120)    (294,259)

Excess of revenue over expenses                32,805      185,898      218,703
                                            ---------     --------    ---------

Partners' deficit, December 31, 1994         (566,946)     195,960     (370,986)

Distributions                                 (37,846)    (214,459)    (252,305)

Excess of revenue over expenses                31,715      179,718      211,433
                                            ---------     --------    ---------

Partners' deficit, December 31, 1995         (573,077)     161,219     (411,858)

Distributions                                 (36,818)    (209,637)    (246,455)

Excess of revenue over expenses                24,861      140,877      165,738
                                            ---------     --------    ---------

Partners' deficit, December 31, 199         $(585,034)   $  92,459    $(492,575)
                                            =========    =========    =========

Profit and loss sharing percentage                15%          85%         100%
                                                  ==           ==          ===






                        See notes to financial statements

                           Holbrook Apartments Company

                            STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1996, 1995 and 1994

                                                1996        1995         1994
                                                ----        ----         ----

Cash flows from operating activities
  Rental income received                   $2,083,642  $2,059,803  $2,051,763
  Interest received                            13,786      14,645      13,418
  Other income received                             -       9,418       6,046
  Administrative expenses paid               (173,537)   (166,891)   (164,640)
  Management fees paid                        (99,025)    (98,221)    (97,710)
  Utilities paid                              (88,920)    (88,787)   (118,133)
  Maintenance and repairs expenses paid      (197,997)   (303,582)   (275,034)
  Real estate taxes paid                     (182,616)   (197,441)   (139,335)
  Payroll taxes paid                          (15,854)    (16,316)    (16,269)
  Property insurance paid                     (26,982)    (18,192)    (17,799)
  Other taxes and insurance paid              (21,339)    (22,335)    (23,077)
  Interest paid on mortgage                  (562,152)   (568,516)   (574,419)
  Mortgage insurance paid                     (37,367)    (37,797)    (38,199)
  Decrease (increase) in mortgage
    escrow deposits                           (18,174)      10,330      12,966
  Mortgagor entity expenses paid             (133,795)    (137,695)   (165,684)
                                           ----------  -----------  ----------

      Net cash provided by
        operating activities                  539,670      438,423     453,894
                                           ----------  -----------  ----------

Cash flows from investing activities
  Additions to property and equipment        (111,023)    (86,045)    (97,229)
  Deposits to reserve for replacements        (40,720)    (40,680)    (40,776)
  Withdrawals from reserve for
    replacements                               91,862           -           -
                                           ----------  ----------  ----------

      Net cash used in investing
        activities                            (59,881)   (126,725)   (138,005)
                                           ----------  ----------  ----------

Cash flows from financing activities
  Repayment of mortgage payable               (88,328)    (81,964)    (76,060)
  Distributions paid to partners             (246,455)   (252,305)   (294,259)
                                           ----------  ----------  -----------

      Net cash used in financing
        activities                           (334,783)   (334,269)   (370,319)
                                           ----------  ----------  -----------

  NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                 145,006     (22,571)    (54,430)

Cash and cash equivalents, beginning          486,602     509,173     563,603
                                          -----------  ----------  ----------

Cash and cash equivalents, ending         $   631,608  $  486,602  $  509,173
                                          ===========  ==========  ==========


                        See notes to financial statements

                           Holbrook Apartments Company

                  Years ended December 31, 1996, 1995 and 1994

                                                 1996       1995        1994
                                                 ----       ----        ----

Reconciliation of excess of revenue over
 expenses to net cash provided by
 operating activities
  Excess of revenue over expenses              $165,738    $211,433    $218,703
  Adjustments to reconcile excess of
    revenue over expenses to net cash
    provided by operating activities
     Depreciation                               248,141     235,039     229,984
     Amortization of deferred financing costs    13,541      13,541      13,541
     Interest earned on replacement reserves     (8,912)    (20,089)    (11,805)
     Changes in assets and liabilities
       Decrease (increase) in tenant
        accounts receivable                       6,087      (2,200)      (194)
       Decrease in accounts receivable - HAP          -         570         490
       Increase in accounts receivable - other  (11,745)     (7,103)       (806)
       Decrease (increase) in prepaid expenses      786        (263)      2,742
       (Increase) decrease in mortgage escrow
         deposits                               (18,174)     10,330      12,966
       Increase (decrease) in accounts payable
        and accrued expenses                     134,075     (1,443)     (5,521)
       Decrease in accrued interest payable        (552)       (513)       (475)
       Decrease (increase) in rent-deferred
         credits                                 10,685        (879)     (5,731)

                                               --------    --------    --------

           Net cash provided by operating
             activities                        $539,670     438,423    $453,894
                                               ========    ========    ========






                        See notes to financial statements

                           Holbrook Apartments Company

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1996, 1995 and 1994




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

   Cash distributions are limited by agreements between the Partnership and HUD to the extent of surplus cash as defined by HUD.

   Use of Estimates
   ----------------

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

   Cash and Cash Equivalents
   -------------------------

   Cash and cash equivalents consist of cash and repurchase agreements with a bank with maturities of three months or less when acquired, stated at cost, which approximates market.

   Reserve for Replacements
   ------------------------

   Reserve for replacements includes investments in money market accounts which are held to maturity. The investments are carried at cost which approximates market value.

   Property and Equipment
   ----------------------

   Property and equipment are carried at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives by use of the straight-line method for financial reporting purposes. For income tax purposes, accelerated lives and methods are used.

   Deferred Financing Costs
   ------------------------

   Deferred financing costs are amortized over the term of the mortgage using the straight-line method.

   Rental Income
   -------------

   Rental income is recognized as rentals become due. Rental payments received in advance are deferred until earned.

   Income Taxes
   ------------

   No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

NOTE B - MORTGAGE PAYABLE

   The mortgage is insured by the Federal Housing Administration (FHA) and collateralized by a deed of trust on the rental property. The mortgage, which is due February 1, 2023, is payable in equal monthly installments of principal and interest totalling $54,207 and bears interest at a rate of 7.5%. Interest incurred during December 31, 1996, 1995 and 1994, amounted to $561,600, $568,003 and $573,944, respectively.

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

   Aggregate annual maturities of the mortgage payable for the five years following December 31, 1996 are as follows:

                                    December 31,
                                    ------------
                                   1997  $ 95,185
                                   1998  $102,574
                                   1999  $110,538
                                   2000  $119,119
                                   2001  $128,366

NOTE C - HOUSING ASSISTANCE PAYMENT AGREEMENT

   FHA contracted with the Partnership under Section 8 of Title II of the Housing and Community Development Act of 1974, to make housing assistance payments to the Partnership on behalf of qualified tenants. The agreement expires July 1, 2001. Total housing assistance payments received during 1996, 1995 and 1994 were $1,577,392, $1,587,132 and $1,577,104, respectively.

NOTE D - MANAGEMENT AGREEMENT

   Management  fees of  4.75%  of  gross  receipts  are  paid to CMJ  Management
   Company, Inc., an affiliate of the general partner, for its services as management agent to the Project pursuant to a management agreement approved by HUD. Such fees amounted to $99,025, $98,221, and $97,710 for the years ended 1996, 1995 and 1994, respectively. In addition, CMJ Management Company, Inc., received incentive management fees of $133,795, $137,695 and $165,684 for the years ended December 31, 1996, 1995 and 1994, respectively.

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

NOTE E - TAX BASIS INCOME

   The reconciliation of the excess of revenue and expenses in the accompanying statements of operations with the loss reported on a Federal income tax basis follows:

                                               1996         1995      1994
                                               ----         ----      ----

            Excess of revenue over
             expenses per statement
             of operations                $   165,738   $ 211,433  $  218,703
           Additional amortization of
             deferred costs                     8,393       8,393       8,393
           Increase (decrease) in
             deferred rental income            10,688        (879)     (5,731)
            Additional depreciation           (32,751)   (126,502)   (139,140)
                                          -----------   ---------  ----------

            Income for Federal income
             tax purposes                 $   152,068   $  92,445  $   82,225
                                          ===========   =========  ==========

NOTE F - CONCENTRATION OF CREDIT RISK

   The Partnership maintains its cash balances in one bank, which consists of an overnight repurchase agreement backed by government securities and an operating checking account. Account balances are insured by the Federal Deposit Insurance Corporation up to $100,000 by the bank. The Partnership also has a reserve for replacements and escrows totalling $505,489 at December 31, 1996, on deposit with WMF/Huntoon, Paige Associates Limited, including a money market account and U.S. Treasury Bill totalling $444,420.