Form 10-Q
period 1997-03-31
PAINE WEBBER CMJ PROPERTIES LP
filed 1997-05-14
CIK 711393

-


                   U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 -----                  SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from       to     .


                         Commission File Number: 0-17151


                         PAINE WEBBER/CMJ PROPERTIES, LP
             (Exact name of registrant as specified in its charter)


      Delaware                                                   04-2780288
      --------                                                   ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)


265 Franklin Street, Boston, Massachusetts                         02110
------------------------------------------                         -----
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code  (617) 439-8118


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X.        No .
                                      ---

                         PAINE WEBBER/CMJ PROPERTIES, LP

                                 BALANCE SHEETS
                March 31, 1997 and December 31, 1996 (Unaudited)
                            (In thousands of dollars)

                                     ASSETS
                                                      March 31     December 31
                                                      --------     -----------

Investments in local limited partnerships,
 at equity                                             $    41      $   92
Cash and cash equivalents                                  312         323
                                                       -------      ------
                                                       $   353      $  415
                                                       =======      ======

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                          $   182      $  132
Accrued expenses                                            21          21
Partners' capital                                          150         262
                                                       -------      ------
                                                       $   353      $  415
                                                       =======      ======


                            STATEMENTS OF OPERATIONS
         For the three months ended March 31, 1997 and 1996 (Unaudited)
               (In thousands of dollars, except per Unit amounts)


                                                        1997           1996
                                                        ----           ----
Revenues:
   Interest income                                    $    4        $     4
                                                      ------        -------
                                                           4              4
Expenses:
   Management fees                                        50             50
   General and administrative                             15             15
                                                      ------        -------
                                                          65             65
                                                      ------        -------

Operating loss                                           (61)           (61)

Partnership's share of local
  limited partnerships' income  (losses)                 (51)            67
                                                      ------        -------
Net income (loss)                                     $ (112)       $     6
                                                      ======        =======

Net income (loss) per Limited
  Partnership Unit                                   $(12.68)       $  0.64
                                                     =======        =======

Cash distributions per Limited
  Partnership Unit                                   $     -        $  5.00
                                                     =======        =======

The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 8,745 Limited Partnership Units outstanding for each period.


                             See accompanying notes.

                         PAINE WEBBER/CMJ PROPERTIES, LP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
         For the three months ended March 31, 1997 and 1996 (Unaudited)
                            (In thousands of dollars)

                                                         General     Limited
                                                         Partner     Partners
                                                         -------     --------

Balance at December 31, 1995                             $ (72)      $  536
Cash distributions                                           -          (44)
Net income                                                   -            6
                                                         -----       ------
Balance at March 31, 1996                                $ (72)      $  498
                                                         =====       ======

Balance at December 31, 1996                             $ (74)      $  336
Net loss                                                    (1)        (111)
                                                         -----       ------
Balance at March 31, 1997                                $ (75)      $  225
                                                         =====       ======





                            STATEMENTS OF CASH FLOWS
         For the three months ended March 31, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                            (In thousands of dollars)

                                                          1997        1996
                                                          ----        ----
Cash flows from operating activities:
   Net income (loss)                                   $   (112)    $     6
   Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
      Partnership's share of local limited
         partnerships' income (losses)                       51         (67)
      Changes in assets and liabilities:
         Accounts payable - affiliates                       50          50
         Accrued expenses                                     -          (2)
                                                       --------     -------
            Total adjustments                               101         (19)
                                                       --------     -------
            Net cash used in operating activities           (11)        (13)

Cash flows from financing activities:
   Distributions to partners                                  -         (44)
                                                       -------      -------

Net decrease in cash and cash equivalents                   (11)        (57)

Cash and cash equivalents, beginning of period              323         325
                                                       --------     -------

Cash and cash equivalents, end of period               $    312    $    268
                                                       ========    ========






                             See accompanying notes.

                         PAINE WEBBER/CMJ PROPERTIES, LP
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.  General

        The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended December 31, 1996. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

        The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of March 31, 1997 and December 31, 1996 and revenues and expenses for the three-month periods ended March 31, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

2. Related Party Transactions

         The Adviser earned basic management fees of $50,000 during each of the three-month periods ended March 31, 1997 and 1996. Accounts payable-affiliates at March 31, 1997 and December 31, 1996 consist of management fees payable to the Adviser.

         Included in general and administrative expenses for each of the three months ended March 31, 1997 and 1996 is $9,000, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

         Also included in general and administrative expenses for the three months ended March 31, 1997 is $100, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

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

    Summarized operating results of these local limited partnerships follow:

                     Condensed Combined Summary of Operation
               For the three months ended March 31, 1997 and 1996
                            (In thousands of dollars)

                                                  Three Months Ended
                                                       March 31,
                                                  -------------------
                                                   1997            1996
                                                   ----            ----

   Rental revenues, including  government
      subsidies                                 $  2,518         $ 2,462
   Interest income                                    18              19
                                                --------         -------
                                                   2,536           2,481

   Property operating expenses                     1,477           1,276
   Interest expense                                  703             713
   Depreciation and amortization                     337             323
   Real estate taxes                                 159             165
                                                --------         -------
                                                   2,676           2,477
                                                --------         -------
   Net income (loss)                            $  (140)         $     4
                                                =======          =======

   Net income (loss):
     Partnership's share of combined
        operations                              $  (129)         $     7
     Local partners' share of
        combined operations                         (11)              (3)
                                                -------          -------
                                                $  (140)         $     4
                                                =======          =======



               Reconciliation of Partnership's Share of Operations For the three months ended March 31, 1997 and 1996
                            (In thousands of dollars)

                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                      1997         1996
                                                      ----         ----

   Partnership's share of combined operations,
     as shown above                                $   (129)     $    7
   Losses in excess of basis not
     recognized by Partnership                          117          102
   Income offset with prior year
     unrecognized losses                                (39)         (42)
                                                   --------      -------
   Partnership's share of local limited
     partnerships' income (losses)                 $    (51)     $    67
                                                   ========      =======

                         PAINE WEBBER/CMJ PROPERTIES, LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

     As discussed further in the Annual Report, during 1996 distributions to the Partnership from the local limited partnerships declined, causing management to suspend distributions effective for the fourth quarter of 1996 until further notice. In the future, to the extent there is distributable cash flow from the properties after the payment of Partnership management fees and operating expenses, the Partnership will make annual distribution payments each November. During 1996, the Partnership received distributions totalling $310,000 from four of the six local limited partnership investments: Holbrook, Quaker Meadows, Colonial Farms and Fawcetts Pond. Subsequent to March 31, 1997, the Partnership received annual distributions totalling $340,000 from three of the six local limited partnership investments: Holbrook, Quaker Meadows and Fawcetts Pond. A small distribution from the Colonial Farms partnership is expected prior to the end of the second quarter of 1997. The amounts received in 1996 and 1997 represented the cash flow available for distribution as of December 31, 1995 and 1996, respectively, as determined by the general partners of the local limited partnerships in accordance with the partnership, financing and regulatory agreements. Total distributions from the Partnership's investments increased slightly in the current year due to an increase in distributions from the Quaker Meadows and Holbrook partnerships but remain below the level of distributions received in 1994 and 1995. Also subsequent to the current quarter end, management of the Partnership completed its detailed review of each property with the affiliate of the operating general partners which manages the day-to-day operations of the investment properties. Given the current environment of rising property operating and capital improvement costs, and the strict restrictions on available cash flow from the properties, it is highly unlikely that management of the Partnership will recommend making an annual distribution to the Limited Partners for 1997. Based on current projections, management believes the next likely distribution would be a distribution to be made in November 1998 at an annualized rate of 1% on invested capital.

      Occupancy levels at all six properties in which the Partnership has invested remained in the mid-to-high 90% range for the quarter ended March 31, 1997. Cash flow from the properties in which the Partnership has invested is restricted by the Department of Housing and Urban Development ("HUD") and other applicable state housing agencies, which set rental rates for low-income units and require significant cash reserves to be established for future capital improvements. In addition, a substantial amount of the revenues generated by these properties comes from rental subsidy payments made by federal or state housing agencies. These features, which are characteristic of all subsidized low-income housing properties, significantly limit the pool of potential buyers for these real estate assets. Furthermore, the current uncertainty regarding potential future reductions in the level of federal government assistance for these programs may further restrict the properties' marketability. Accordingly, management does not expect the general partners of the local limited partnerships, which receive management fee revenues from the properties through an affiliated management company, to attempt to sell any of the properties in the near term. As a limited partner of the local limited partnerships, the Partnership does not control property disposition decisions. The partnership agreements state that the limited partner may cause the sale of the assets of the local limited partnerships subsequent to June 30, 1995, but not earlier than one year after it has given written notice to the operating general partner of its intent to cause such sale, and only if, during such one-year period, the operating general partner does not cause the sale of such assets. If the operating general partner has not caused the assets of the partnership to be sold within such one-year period, the limited partner may cause such sale, but only after it has offered to sell such assets to the operating general partner, and either the operating general partner does not accept such offer within 90 days of receiving it, or the operating general partner does not complete the sale in accordance with such offer after accepting the terms.

      All six of the Partnership's operating investment properties receive rental subsidy payments from the federal government under Section 8 of the National Housing Act. With the exception of the Villages at Montpelier Apartments, which has only 20% of its units restricted for low-income housing, the subsidy agreements covering the operating investment properties do not expire for another 4-to-6 years. The subsidy agreement covering the 20% portion of the Villages at Montpelier Apartments is scheduled to expire in July 1997. The agreement does not provide for any renewal options, and the general partner of the local limited partnership which owns the Villages at Montpelier Apartments does not have any current plans to apply for an extension of this subsidy agreement. Accordingly, during the second half of 1997 the subsidized units at the property are expected to be converted to market rent units. There is likely to be at least a temporary decline in occupancy at the property as these units are re-leased. Based on current market conditions, management believes that the units currently designated as low-income units could be re-leased at market rates which would keep the total revenues of the local limited partnership relatively unchanged from the current subsidized level. In addition, if the market for conventional multi-family apartment properties remains strong throughout 1997, the expiration of the rental subsidy agreement at the Villages at Montpelier Apartments could enhance the property's marketability for a potential sale by increasing the pool of interested buyers. However, there are no assurances that such market conditions will remain strong over this period, and the ability of the Partnership to cause a sale of the property will remain restricted by the terms of the limited partnership agreement discussed further above. If market conditions were to deteriorate, the Villages at Montpelier Apartments could experience extended declines in occupancy and revenues upon the expiration of the subsidy agreement.

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

      At March 31, 1997, the Partnership had available cash and cash equivalents of approximately $312,000, which it intends to use for its working capital requirements. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the Partnership's real estate investments and from the proceeds received from the sale or refinancing of the properties owned by the local limited partnerships. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended March 31, 1997
---------------------------------

     For the quarter ended March 31, 1997, the Partnership reported a net loss of $112,000, as compared to net income of $6,000 for the same period in the prior year. This unfavorable change in the Partnership's net operating results for the first quarter of 1997 resulted from an unfavorable change of $118,000 in the Partnership's share of local limited partnerships' income (losses). As discussed further in the notes to the financial statements, under the equity method of accounting for limited partnership interests, the Partnership does not record losses from investment properties when losses exceed the Partnership's equity method basis in these properties, and future income is recognized only when it exceeds the previously unrecorded losses. Five of the Partnership's six investments had an equity method basis of zero as of March 31, 1997. The Holbrook Apartments Company (Ramblewood Apartments) was the only remaining investment with a positive equity method carrying value as of March 31, 1997. The Partnership's share of operations from the Ramblewood Apartments changed from net income of $67,000 for the three-month period ended March 31, 1996 to a net loss of $51,000 for the three-month period ended March 31, 1997. This unfavorable change in the net operating results of the Ramblewood Apartments partnership resulted mainly from the inclusion of incentive management fee expense of $146,000 in the results for the first quarter of 1997. The Ramblewood Apartments partnership did not recognize incentive management fee expense until the second quarter in 1996. Incentive management fees, which are based on the distributable cash of the local limited partnership, will fluctuate depending upon the amount and timing of the cash distributions.

     Overall, the combined net operating results of the six local limited partnerships changed from net income of $4,000 for the three months ended March 31, 1996 to a net loss of $140,000 for the three months ended March 31, 1997. This unfavorable change of $144,000 resulted primarily from an increase in combined property operating expenses which was partially offset by an increase in combined rental revenues. Combined property operating expenses increased mainly due to the inclusion of incentive management fee expense of $221,000 in the current three-month period, including the $146,000 from the Ramblewood partnership discussed further above. Incentive management fee expense was generally recognized in the second quarter in 1996. Property operating expenses prior to the effect of the incentive management fees declined by $20,000 for the current three-month period mainly due to additional snow removal and exterior painting costs incurred at the Villages at Montpelier Apartments during the three months ended March 31, 1996. The increase in combined rental income of slightly more than 2% is primarily attributable to an increase in occupancy at the Villages at Montpelier Apartments over the same three-month period in the prior year.

                                     PART II
                                Other Information



Item 1. Legal Proceedings

     As previously disclosed, the Partnership's General Partners were named as defendants in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's sale of 70 direct investment offerings, including the offering of interests in the various limited partnership investments and REIT stocks, including those offered by the Partnership. In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. As part of the settlement agreement, PaineWebber has agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement. In addition, in December 1996 PaineWebber agreed to settle the Abbate action discussed further in the Annual Report. Final releases and dismissals with regard to this action were received subsequent to the quarter ended March 31, 1997. Based on the settlement agreements discussed above covering all of the outstanding unitholder litigation, management does not expect that the resolution of these matters will have a material impact on the Partnership's financial statements, taken as a whole.

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





                                    PAINE WEBBER/CMJ PROPERTIES, LP

                                    By:   PW SHELTER FUND, INC.
                                          Managing General Partner




                                    By:/s/Walter V. Arnold
                                       -------------------
                                       Walter V. Arnold
                                       Senior Vice President and
                                       Chief Financial Officer



Dated: May 13, 1997