Form 10-Q
period 1997-06-30
PAINE WEBBER CMJ PROPERTIES LP
filed 1997-08-14
CIK 711393

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

    |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from _____ to _____.


                         Commission File Number: 0-17151


                         PAINE WEBBER/CMJ PROPERTIES, LP
                         -------------------------------
             (Exact name of registrant as specified in its charter)


      Delaware                                                   04-2780288
      --------                                                   ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              Identification No.)


265 Franklin Street, Boston, Massachusetts                       02110
------------------------------------------                       -----
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code  (617) 439-8118
                                                    --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes |X|.     No|_|.

                         PAINE WEBBER/CMJ PROPERTIES, LP

                                 BALANCE SHEETS
                 June 30, 1997 and December 31, 1996 (Unaudited)
                            (In thousands of dollars)

                                     ASSETS
                                                    June 30       December 31
                                                    -------       -----------

Investments in local limited
  partnerships, at equity                          $       -       $     92
Cash and cash equivalents                                520            323
                                                   ---------       --------
                                                   $     520       $    415
                                                   =========       ========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                      $      99       $    132
Accrued expenses                                          10             21
Partners' capital                                        411            262
                                                   ---------       --------
                                                   $     520       $    415
                                                   =========       ========


                            STATEMENTS OF OPERATIONS
      For the three and six months ended June 30, 1997 and 1996 (Unaudited)
               (In thousands of dollars, except per Unit amounts)

                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                   ------------------      -----------------
                                    1997       1996         1997       1996
                                    ----       ----         ----       ----
Revenues:
   Other income from local
       limited partnerships      $    276    $      -     $   276     $     -
       Interest income                  8           3          12           6
                                 --------    --------     -------     -------
                                      284           3         288           6
Expenses:
   Management fees                     49          49          99          99
   General and administrative          23          25          38          39
                                 --------    --------     -------     -------
                                       72          74         137         138
                                 --------    --------     -------     -------
Operating income (loss)               212         (71)        151        (132)

Partnership's share of local
    limited partnerships'
    income (losses)                    49          51          (2)        118
                                 --------    --------     -------     -------


Net income (loss)                $    261     $   (20)    $   149    $    (14)
                                 ========     =======     =======    ========

Net income (loss) per Limited
  Partnership Unit                 $29.55      $(2.16)     $16.87     $ (1.52)
                                   ======      ======      ======     =======

Cash distributions per Limited
  Partnership Unit                 $    -      $ 5.00      $    -     $ 10.00
                                   ======      ======      ======     =======

The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 8,745 Limited Partnership Units outstanding for each period.


                             See accompanying notes.

                         PAINE WEBBER/CMJ PROPERTIES, LP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
           For the six months ended June 30, 1997 and 1996 (Unaudited)
                            (In thousands of dollars)

                                                        General     Limited
                                                        Partner     Partners
                                                        -------     --------

Balance at December 31, 1995                             $ (72)      $  536
Cash distributions                                           -          (87)
Net loss                                                     -          (14)
                                                         -----       ------
Balance at June 30, 1996                                 $ (72)      $  435
                                                         =====       ======

Balance at December 31, 1996                             $ (74)      $  336
Net income                                                   1          148
                                                         -----       ------
Balance at June 30, 1997                                 $ (73)      $  484
                                                         =====       ======




                            STATEMENTS OF CASH FLOWS
           For the six months ended June 30, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                            (In thousands of dollars)

                                                            1997        1996
                                                            ----        ----
Cash flows from operating activities:
   Net income (loss)                                   $    149     $   (14)
   Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
      Partnership's share of local limited
         partnerships' income (losses)                        2        (118)
      Other income from local limited partnerships         (276)          -
      Changes in assets and liabilities:
         Accounts payable - affiliates                      (33)         99
         Accrued expenses                                   (11)        (14)
                                                       --------     -------
            Total adjustments                              (318)        (33)
                                                       --------     -------
            Net cash used in operating activities          (169)        (47)

Cash flows from investing activities:
   Distributions from local limited partnerships            366           -

Cash flows from financing activities:
   Distributions to partners                                 -          (87)
                                                       --------     -------

Net increase (decrease) in cash and cash equivalents        197        (134)

Cash and cash equivalents, beginning of period              323         325
                                                       --------     -------

Cash and cash equivalents, end of period               $    520     $   191
                                                       ========     =======




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

        The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of June 30, 1997 and December 31, 1996 and revenues and expenses for the three and six months ended June 30, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

2.  Related Party Transactions

         The Adviser earned basic management fees of $99,000 during each of the six-month periods ended June 30, 1997 and 1996. Accounts payable-affiliates at June 30, 1997 and December 31, 1996 consist of management fees payable to the Adviser.

         Included in general and administrative expenses for each of the six months ended June 30, 1997 and 1996 is $17,000, representing reimbursements to an affiliate of the Managing General Partner for providing certain
    financial,   accounting   and   investor   communication   services  to  the
    Partnership.

         Also included in general and administrative expenses for the six months ended June 30, 1997 and 1996 is $1,000, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

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

        Summarized operating results of these local limited partnerships follow:

                    Condensed Combined Summary of Operations
            For the three and six months ended June 30, 1997 and 1996
                            (In thousands of dollars)

                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                   ------------------      -----------------
                                    1997       1996         1997       1996

   Rental revenues, including
     government subsidies         $ 2,508     $ 2,484     $ 5,025     $ 4,946
   Interest income                     22          27          41          46
                                  -------     -------     -------     -------
                                    2,530       2,511       5,066       4,992

   Property operating expenses      1,390       1,207       2,867       2,483
   Interest expense                   702         713       1,405       1,426
   Depreciation and amortization      337         324         673         647
   Real estate taxes                  154         144         314         309
                                  -------     -------     -------     -------
                                    2,583       2,388       5,259       4,865
                                  -------     -------     -------     -------
   Net income (loss)              $   (53)    $   123     $  (193)    $   127
                                  =======     =======     =======     =======

   Net income (loss):
     Partnership's share of
       combined operations        $   (54)    $   110     $  (183)    $   117
     Local partners' share of
       combined operations              1          13         (10)         10
                                  -------     -------     -------     -------
                                  $   (53)    $   123     $  (193)    $   127
                                  =======     =======     =======     =======

               Reconciliation of Partnership's Share of Operations
            For the three and six months ended June 30, 1997 and 1996
                            (In thousands of dollars)

                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                   ------------------      -----------------
                                    1997       1996         1997       1996
                                    ----       ----         ----       ----

   Partnership's share of
      combined operations,
      as shown above               $  (54)  $   110       $  (183)    $  117
   Losses in excess of basis
      not recognized by
      Partnership                     103         -           195        87
   Income offset with prior
     year unrecognized losses           -       (59)          (14)      (86)
                                   ------   -------       -------     ------
   Partnership's share of
     local limited
     partnerships' income
     (losses                       $   49   $    51       $    (2)    $  118
                                   ======   =======       =======     ======

                         PAINE WEBBER/CMJ PROPERTIES, LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

      As discussed further in the Annual Report, during 1996 distributions to the Partnership from the local limited partnerships declined, causing management to suspend distributions effective for the fourth quarter of 1996 until further notice. In the future, to the extent there is distributable cash flow from the properties after the payment of Partnership management fees and operating expenses, the Partnership will make annual distribution payments each November. During 1996, the Partnership received distributions totalling $310,000 from four of the six local limited partnership investments: Holbrook, Quaker Meadows, Colonial Farms and Fawcett's Pond. During the quarter ended June 30, 1997, the Partnership received annual distributions totalling $366,000 from the same four local limited partnership investments. The amounts received in 1996 and 1997 represented the cash flow available for distribution as of December 31, 1995 and 1996, respectively, as determined by the general partners of the local limited partnerships in accordance with the partnership, financing and regulatory agreements. Total distributions from the Partnership's investments increased slightly in the current year due to an increase in distributions from the Quaker Meadows and Holbrook partnerships but remain below the level of distributions received in 1994 and 1995. Also during the quarter ended June 30, 1997, management of the Partnership completed its detailed review of each property with the affiliate of the operating general partners which manages the day-to-day operations of the investment properties. Based on the current environment of rising property operating and capital improvement costs, and the strict restrictions on available cash flow from the properties, the Partnership will not make an annual distribution to the Limited Partners for 1997. Management believes the next likely distribution would be a distribution to be made in November 1998 at an annualized rate of 1% on invested capital, provided that current projections for 1998 are met.

      Occupancy levels at all six properties in which the Partnership has invested remained in the mid-to-high 90% range for the quarter ended June 30, 1997. Cash flow from the properties in which the Partnership as invested is restricted by the Department of Housing and Urban Development ("HUD") and other applicable state housing agencies, which set rental rates for low-income units and require significant cash reserves to be established for future capital improvements. In addition, a substantial amount of the revenues generated by these properties comes from rental subsidy payments made by federal or state housing agencies. These features, which are characteristic of all subsidized low-income housing properties, significantly limit the pool of potential buyers for these real estate assets. Furthermore, the current uncertainty regarding potential future reductions in the level of federal government assistance for these programs may further restrict the properties' marketability. Accordingly, management does not expect the general partners of the local limited partnerships, which receive management fee revenues from the properties through an affiliated management company, to attempt to sell any of the properties in the near term. As a limited partner of the local limited partnerships, the Partnership does not control property disposition decisions. The partnership agreements state that the limited partner may cause the sale of the assets of the local limited partnerships subsequent to June 30, 1995, but not earlier than one year after it has given written notice to the operating general partner of its intent to cause such sale, and only if, during such one-year period, the operating general partner does not cause the sale of such assets. If the operating general partner has not caused the assets of the partnership to be sold within such one-year period, the limited partner may cause such sale, but only after it has offered to sell such assets to the operating general partner, and either the operating general partner does not accept such offer within 90 days of receiving it, or the operating general partner does not complete the sale in accordance with such offer after accepting the terms.

      Through June 30, 1997, all six of the Partnership's operating investment properties were receiving rental subsidy payments from the federal government under Section 8 of the National Housing Act. With the exception of the Villages at Montpelier Apartments, which has only 20% of its units restricted for low-income housing, the subsidy agreements covering the operating investment properties do not expire for another 4-to-6 years. The subsidy agreement covering the 20% portion of the Villages at Montpelier Apartments expired in July 1997. The agreement did not provide for any renewal options, and the general partner of the local limited partnership which owns the Villages at Montpelier Apartments did not apply for an extension of this subsidy agreement. Accordingly, during the second half of 1997 the former subsidized units at the property are expected to be converted to market rent units. When this occurs, there could be a decline in occupancy at the property as these units are re-leased. Based on current market conditions, the units currently designated as low-income units are expected to be re-leased at market rates which would keep the total revenues of the local limited partnership relatively unchanged from the previously subsidized level. All residents who had been receiving government subsidies are being issued certificates by the government so that they may continue receiving assistance on an individual basis. These tenants may use the certificates at Villages at Montpelier or at any other property that accepts the certificates. The property's management company reports that of the 87 subsidized units, to date tenants in 28 units have moved or are currently planning to move from the property as a result of the expiration of the subsidy agreement. As these tenants move, the units will be rented at market rates to non-subsidized tenants. If the market for conventional multi-family apartment properties remains strong throughout 1997, the expiration of the rental subsidy agreement at the Villages at Montpelier Apartments could enhance the property's marketability for a potential sale by increasing the pool of interested buyers. However, there are no assurances that such market conditions will remain strong over this period, and the ability of the Partnership to cause a sale of the property will remain restricted by the terms of the limited partnership agreement discussed further above. If market conditions were to deteriorate, the Villages at Montpelier Apartments could experience extended declines in occupancy and revenues upon the expiration of the subsidy agreement.

      For the five properties which contain 100% low-income housing units, the government subsidy payments range from 75% to 82% of the total revenues of the related local limited partnerships. At the present time, certain legislative initiatives and governmental budget negotiations could result in a reduction in funds available for the various HUD-administered housing programs and new limitations on subsidized rent levels. Such changes could adversely impact the net operating income generated by the local limited partnerships. In light of the uncertainty regarding the near term prospects for government assisted, low-income housing and the restrictions on the Partnership's ability to cause a sale of the operating properties, management does not have any plans, at the present time, to initiate the sale process under the terms of the agreements described above. A decision as to whether to take such actions to initiate the sale process with respect to any or all of the operating investment properties in the future will be based upon a number of factors including, the availability of a pool of qualified buyers, an evaluation of the future of the relevant subsidy programs, the availability of financing, an assessment of local market conditions and future appreciation potential. Now that the regulatory agreement on the Villages at Montpelier Apartments has expired, the decision of whether to initiate a sale process for that property will be based on a more traditional analysis of existing market conditions and future appreciation potential.

      At June 30, 1997, the Partnership had available cash and cash equivalents of approximately $520,000, which it intends to use for its working capital requirements. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the Partnership's real estate investments and from the proceeds received from the sale or refinancing of the properties owned by the local limited partnerships. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended June 30, 1997
--------------------------------

     For the three months ended June 30, 1997, the Partnership reported a net income of $261,000, as compared to net loss of $20,000 for the same period in the prior year. This favorable change in the Partnership's net operating results for the second quarter of 1997 is mainly due to a $276,000 increase in other income from local limited partnerships. Distributions received from investments in limited partnerships with carrying values of zero are recorded as other income in the Partnership's statements of operations. The increase in other income for the current three-month period results from a change in the timing of the receipt of the annual cash flow distributio?~ns from the local limited partnerships. Such distributions were received in the third quarter during 1996. As discussed furth?in the Notes to the Financial Statements, under the equity method of accounting for limited partnership interests losses in excess of the investment in individual local limited partnerships are not recognized currently, but rather, are offset against future earnings from such entities. All six local limited partnership investments had carrying values of zero at June 30, 1997 (five at June 30, 1996). During the current three-month period, the Partnership's share of local limited partnerships' operations represents the allocable portion of the operations of the Ramblewood and Fawcett's Pond partnerships prior to obtaining a zero equity method basis. The corresponding three-month period in the prior year includes the operations of only the Ramblewood investment. Overall, the combined net operating results of the six local limited partnerships changed from net income of $123,000 for the three months ended June 30, 1996 to a net loss of $53,000 for the three months ended June 30, 1997. This unfavorable change of $176,000 resulted primarily from an increase in combined property operating expenses which were partially offset by an increase in combined rental revenues. The increase in combined property operating expenses resulted primarily due to a timing difference in the payment of certain required reimbursements to the California Housing Finance Agency at Colonial Farms along with an overall increase in repairs and maintenance costs at several of the properties.

Six Months Ended June 30, 1997
------------------------------

     For the six months ended June 30, 1997, the Partnership reported net income of $149,000, as compared to a net loss of $14,000 for the same period in the prior year. This favorable change in the Partnership's net operating results is primarily attributable to a $276,000 increase in other income from local limited partnerships which was partially offset by a $120,000 unfavorable change in the Partnership's share of local limited partnerships' income (losses). The increase in other income from local limited partnership is due to a change in the timing of the receipt of the annual cash flow distributions from the local limited partnerships, as discussed further above. Also as discussed further above, under the equity method of accounting for limited partnership interests losses in excess of the investment in individual local limited partnerships are not recognized currently, but rather, are offset against future earnings from such entities. The Partnership's share of local limited partnerships' operations for the current six-month period represents the allocable portion of the operations of the Ramblewood and Fawcett's Pond partnerships. The Partnership's share of local limited partnerships' operations for the six months ended June 30, 1996 includes only the operations of the Ramblewood partnership. Overall, the combined net operating results of the six local limited partnerships changed from net income of $127,000 for the six months ended June 30, 1996 to a net loss of $193,000 for the six months ended June 30, 1997. This unfavorable change of $320,000 resulted primarily from an increase in combined property operating expenses which was partially offset by an increase in combined rental revenues. Combined property operating expenses increased mainly due to the inclusion of incentive management fee expense of $228,000 in the current six-month period. Incentive management fees, which are based on the distributable cash of the local limited partnership, will fluctuate depending upon the amount and timing of the cash distributions. Incentive management fee expense in 1996 was recognized in the quarter ended September 30, 1996. Also contributing to the increase in property operating expenses were increases in repairs and maintenance expenditures at five of the six properties during the six months ended June 30, 1997, which included repair and resealing of the parking lot at Colonial Farms, repainting of the building exterior at Quaker Meadows, installation of two automatic door operating systems to assist handicapped tenants at Ramblewood, replacement of carpeting in stairwells at Fawcett's Pond and the removal and replacement of diseased trees at Marvin Gardens. The increase in combined rental income is primarily attributable to an increase in average occupancy at the Villages at Montpelier Apartments over the same six-month period in the prior year.

                                     PART II
                                Other Information



Item 1. Legal Proceedings

     As previously disclosed, the Partnership's General Partners were named as defendants in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's sale of 70 direct investment offerings, including the offering of interests in the various limited partnership investments and REIT stocks, including those offered by the Partnership. In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. The release of the $125 million of settlement proceeds has not occurred to date pending the resolution of an appeal of the settlement agreement by two of the plaintiff class members. As part of the settlement agreement, PaineWebber has agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement. In addition, in December 1996 PaineWebber agreed to settle the Abbate action discussed further in the Annual Report. Final releases and dismissals with regard to this action were received during the quarter ended June 30, 1997. Based on the settlement agreements discussed above covering all of the outstanding shareholder litigation, and notwithstanding the appeal of the class action settlement referred to above, management does not expect that the resolution of these matters will have a material impact on the Partnership's financial statements, taken as a whole.

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



Dated: August 13, 1997