Form 10-Q
period 1997-09-30
PAINE WEBBER CMJ PROPERTIES LP
filed 1997-11-10
CIK 711393

U. S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549
                    ----------------------------------

                                 FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                       For the transition period from ______ to _______.

                         Commission File Number: 0-17151

                         PAINE WEBBER/CMJ PROPERTIES, LP
                         -------------------------------
             (Exact name of registrant as specified in its charter)


      Delaware                                                 04-2780288
      --------                                              ---------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

265 Franklin Street, Boston, Massachusetts                         02110
------------------------------------------                         -----
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code  (617) 439-8118
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

                      PAINE WEBBER/CMJ PROPERTIES, LP

                              BALANCE SHEETS
           September 30, 1997 and December 31, 1996 (Unaudited)
                         (In thousands of dollars)

                                  ASSETS
                                                  September 30    December 31
                                                  ------------    -----------

Investments in local limited partnerships,
  at equity                                         $     -       $     92
Cash and cash equivalents                               502            323
                                                    -------       --------
                                                    $   502       $    415
                                                    =======       ========

                     LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                       $   149       $    132
Accounts payable and accrued expenses                    17             21
Partners' capital                                       336            262
                                                    -------       --------
                                                    $   502       $    415
                                                    =======       ========


              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
        For the nine months ended September 30, 1997 and 1996 (Unaudited)
                            (In thousands of dollars)

                                                      General      Limited
                                                      Partner      Partners
                                                      -------      --------

Balance at December 31, 1995                          $  (72)      $  536
Cash distributions                                        (1)        (131)
Net loss                                                   -          (35)
                                                      ------       ------
Balance at September 30, 1996                         $  (73)      $  370
                                                      ======       ======

Balance at December 31, 1996                          $  (74)      $  336
Net income                                                 1           73
                                                      ------       ------
Balance at September 30, 1997                         $  (73)      $  409
                                                      ======       ======




                          See accompanying notes.

                         PAINE WEBBER/CMJ PROPERTIES, LP

                            STATEMENTS OF OPERATIONS
         For the three and nine months ended September 30, 1997 and 1996
                                   (Unaudited)
               (In thousands of dollars, except per Unit amounts)

                                       Three Months Ended   Nine Months Ended
                                          September 30,        September 30,
                                      ------------------   ------------------
                                         1997     1996        1997     1996
                                         ----     ----        ----     ----
Revenues:
   Other income from local limited
     partnerships                      $   4    $   101    $  189     $   101
   Interest income                         7          3        18           9
                                       -----    -------    ------     -------
                                          11        104       207         110
Expenses:
   Management fees                        50         50       149         149
   General and administrative             35         23        73          62
                                       -----    -------    ------     -------
                                          85         73       222         211
                                       -----    -------    ------     -------
Operating income (loss)                  (74)       31        (15)       (101)

Partnership's share of local
  limited partnerships'
  income (losses)                         91       (52)        89          66
                                       -----    -------    ------     -------

Net income (loss)                      $  17    $  (21)    $   74     $   (35)
                                       =====    ======     ======     =======

Net income (loss) per Limited
  Partnership Unit                     $1.92    $(2.45)    $ 8.39     $ (3.97)
                                       =====    ======     ======     =======


Cash distributions per Limited
  Partnership Unit                     $   -    $ 5.00     $    -     $  15.00
                                       =====    ======     ======     ========


      The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 8,745 Limited Partnership Units outstanding for each period.














                          See accompanying notes.

                         PAINE WEBBER/CMJ PROPERTIES, LP

                            STATEMENTS OF CASH FLOWS
        For the nine months ended September 30, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                            (In thousands of dollars)

                                                        1997       1996
                                                        ----       ----
Cash flows from operating activities:
   Net income (loss)                                  $   74    $    (35)
   Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
     Partnership's share of local limited
       partnerships' income                              (89)        (66)
     Other income from local limited partnerships       (189)       (101)
     Changes in assets and liabilities:
      Accounts payable - affiliates                       17          82
      Accounts payable and accrued expenses               (4)          -
                                                      ------    --------
        Total adjustments                               (265)        (85)
                                                      ------    --------
        Net cash used in operating activities           (191)       (120)

Cash flows from investing activities:
   Distributions from local limited partnerships         370         310

Cash flows from financing activities:
   Distributions to partners                               -        (132)
                                                      ------    --------

Net increase in cash and cash equivalents                179          58

Cash and cash equivalents, beginning of period           323         325
                                                      ------    --------

Cash and cash equivalents, end of period              $  502    $    383
                                                      ======    ========













                          See accompanying notes.

                      PAINE WEBBER/CMJ PROPERTIES, LP
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)


1.    General
      -------

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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1997 and December 31, 1996 and revenues and expenses for the three and nine months ended September 30, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

2.    Related Party Transactions
      --------------------------

      The Adviser earned basic management fees of $149,000 during each of the nine-month periods ended September 30, 1997 and 1996. Accounts payable - affiliates at September 30, 1997 and December 31, 1996 consist management fees of $149,000 and $132,000, respectively, payable to the Adviser.

      Included in general and administrative expenses for the nine months ended September 30, 1997 and 1996 is $26,000 and $24,000, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for both of the nine-month periods ended September 30, 1997 and 1996 is $1,000, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.    Local Limited Partnerships
      --------------------------

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

    Summarized operating results of these local limited partnerships follow:

                    Condensed Combined Summary of Operations
         For the three and nine months ended September 30, 1997 and 1996
                            (In thousands of dollars)

                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                   -------------------   -------------------
                                      1997     1996        1997      1996
                                      ----     ----        ----      ----

      Rental revenues, including
        government subsidies       $ 2,427    $ 2,485     $ 7,452   $ 7,431
      Interest income                   23         25          64        71
                                   -------    -------     -------   -------
                                     2,450      2,510       7,516     7,502

      Property operating expenses    1,320      1,503       4,187     3,986
      Interest expense                 700        711       2,105     2,137
      Depreciation and amortization    337        323       1,010       970
      Real estate taxes                151        164         465       473
                                   -------    -------     -------   -------
                                     2,508      2,701       7,767     7,566
                                   -------    -------     -------   -------
      Net loss                     $   (58)   $  (191)    $  (251)  $   (64)
                                   =======    =======     =======   =======

      Net loss:
         Partnership's share of
           combined operations     $   (50)   $  (161)    $  (233)  $   (44)
         Local partners' share of
           combined operations          (8)       (30)        (18)      (20)
                                   -------    -------     -------   -------
                                   $   (58)   $  (191)    $  (251)  $   (64)
                                   =======    =======     =======   =======

               Reconciliation of Partnership's Share of Operations
         For the three and nine months ended September 30, 1997 and 1996
                            (In thousands of dollars)

                                    Three Months Ended    Nine Months Ended
                                       September 30,         September 30,
                                    -----------------     ------------------
                                      1997     1996        1997      1996
                                      ----     ----        ----      ----

   Partnership's share of combined
     operations, as shown above     $  (50) $  (161)     $  (233)   $  (44)
   Losses in excess of basis not
     recognized by Partnership         141      128          322       215
   Income offset with prior year
     unrecognized losses                 -      (19)           -      (105)
                                    ------  -------      -------    ------
   Partnership's share of local
     limited partnerships'
     income (losses)                $   91  $   (52)     $    89    $   66
                                    ======  =======      =======    ======

                      PAINE WEBBER/CMJ PROPERTIES, LP

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

      As discussed further in the Annual Report, during 1996 distributions to the Partnership from the local limited partnerships declined, causing management to suspend distributions effective for the fourth quarter of 1996 until further notice. In the future, to the extent there is distributable cash flow from the properties after the payment of Partnership management fees and operating expenses, the Partnership will make annual distribution payments each November. During 1996, the Partnership received distributions totalling $310,000 from four of the six local limited partnership investments: Ramblewood, Quaker Meadows, Colonial Farms and Fawcett's Pond. Through the quarter ended September 30, 1997, the Partnership received annual distributions totalling $366,000 from the same four local limited partnership investments, plus a distribution of $4,000 from Marvin Gardens. The amounts received in 1996 and 1997 represented the cash flow available for distribution as of December 31, 1995 and 1996, respectively, as determined by the general partners of the local limited partnerships in accordance with the partnership, financing and regulatory agreements. Total distributions from the Partnership's investments increased slightly in the current year due to an increase in distributions from the Quaker Meadows and Ramblewood partnerships and the distribution from the Marvin Gardens partnership, but remain below the level of distributions received in 1994 and 1995. As reported in the second quarter, management of the Partnership completed its detailed review of each property with the affiliate of the operating general partners which manages the day-to-day operations of the investment properties. As a result of such review, management determined that the Partnership should not make an annual distribution to the Limited Partners for 1997. Based on the current environment of rising property operating and capital improvement costs, and the strict restrictions on available cash flow from the properties, there is not sufficient cash flow at the present time to support the payment of a distribution for the current year. Management believes the next likely distribution would be a distribution to be made in November 1998 at an annualized rate of 1% on invested capital, provided that current projections for 1998 are met.

      Occupancy levels at all five of the properties in which the Partnership has invested remained in the mid-to-high 90% range for the quarter ended September 30, 1997. Cash flow from the properties in which the Partnership as invested is restricted by the Department of Housing and Urban Development ("HUD") and other applicable state housing agencies, which set rental rates for low-income units and require significant cash reserves to be established for future capital improvements. In addition, a substantial amount of the revenues generated by these properties comes from rental subsidy payments made by federal or state housing agencies. These features, which are characteristic of all subsidized low-income housing properties, significantly limit the pool of potential buyers for these real estate assets. Furthermore, the current uncertainty regarding potential future reductions in the level of federal government assistance for these programs may further restrict the properties' marketability. Accordingly, management does not expect the general partners of the local limited partnerships, which receive management fee revenues from the properties through an affiliated management company, to attempt to sell any of the properties in the near term. As a limited partner of the local limited partnerships, the Partnership does not control property disposition decisions. The partnership agreements state that the limited partner may cause the sale of the assets of the local limited partnerships subsequent to June 30, 1995, but not earlier than one year after it has given written notice to the operating general partner of its intent to cause such sale, and only if, during such one-year period, the operating general partner does not cause the sale of such assets. If the operating general partner has not caused the assets of the partnership to be sold within such one-year period, the limited partner may cause such sale, but only after it has offered to sell such assets to the operating general partner, and either the operating general partner does not accept such offer within 90 days of receiving it, or the operating general partner does not complete the sale in accordance with such offer after accepting the terms.

      As of September 30, 1997, five of the Partnership's six operating investment properties were receiving rental subsidy payments from the federal government under Section 8 of the National Housing Act. The subsidy agreement covering Villages at Montpelier Apartments expired in July 1997. The subsidy agreements covering the other five operating investment properties do not expire for another 4-to-6 years. As previously reported, 80% of the apartments at Villages at Montpelier were rented at market rates while 20% received government subsidies under the Section 8 rental assistance. With the expiration of the subsidy agreement, the property management team began the process of converting the former subsidized units at the property to market rent units during the third quarter. As expected, the conversion resulted in a decline in occupancy at the property as a number of subsidized tenants vacated the property and their units were prepared to be re-leased. Average occupancy for the quarter ended September 30, 1997 was 88%, compared to 94% for the prior quarter. Based on current market conditions, the units which had been designated as low-income units are expected to be re-leased at market rates which would keep the total revenues of the local limited partnership relatively unchanged from the previously subsidized level. If the market for conventional multi-family apartment properties remains strong in the near term, the expiration of the rental subsidy agreement at the Villages at Montpelier Apartments could enhance the property's marketability for a potential sale by increasing the pool of interested buyers. However, there are no assurances that such market conditions will remain strong, and the ability of the Partnership to cause a sale of the property will remain restricted by the terms of the limited partnership agreement discussed further above. If market conditions were to deteriorate, the Villages at Montpelier Apartments could experience extended declines in occupancy and revenues as a result of the expiration of the subsidy agreement.

      For the remaining five properties, which each contain 100% low-income housing units, the government subsidy payments range from 75% to 82% of the total revenues of the related local limited partnerships. At the present time, certain legislative initiatives and governmental budget negotiations could result in a reduction in funds available for the various HUD-administered housing programs and new limitations on subsidized rent levels. Such changes could adversely impact the net operating income generated by the local limited partnerships. In light of the uncertainty regarding the near term prospects for government assisted, low-income housing and the restrictions on the Partnership's ability to cause a sale of the operating properties, management does not have any plans, at the present time, to initiate the sale process under the terms of the agreements described above. A decision as to whether to take such actions to initiate the sale process with respect to any or all of the operating investment properties in the future will be based upon a number of factors including, the availability of a pool of qualified buyers, an evaluation of the future of the relevant subsidy programs, the availability of financing, an assessment of local market conditions and future appreciation potential. Now that the regulatory agreement on the Villages at Montpelier Apartments has expired, the decision of whether to initiate a sale process for that property will be based on a more traditional analysis of existing market conditions and future appreciation potential.

      At September 30, 1997, the Partnership had available cash and cash equivalents of approximately $502,000, which it intends to use for its working capital requirements. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the Partnership's real estate investments and from the proceeds received from the sale or refinancing of the properties owned by the local limited partnerships. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended September 30, 1997
-------------------------------------

      For the three months ended September 30, 1997, the Partnership reported net income of $17,000, as compared to a net loss of $21,000 for the same period in the prior year. This favorable change in the Partnership's net operating results for the third quarter of 1997 is mainly due to a $143,000 favorable change in the Partnership's share of local limited partnership's income (losses) which was partially offset by a decrease of $97,000 in other income from local limited partnerships. Distributions received from investments in limited partnerships with carrying values of zero are recorded as other income in the Partnership's statements of operations. The decrease in other income for the current three-month period results from a timing difference in the receipt of distributions from the local limited partnerships, the majority of which were received in the second quarter during 1997. As discussed further in the Notes to the Financial Statements, under the equity method of accounting for limited partnership interests, losses in excess of the investment in individual local limited partnerships are not recognized currently, but rather, are offset against future earnings from such entities. During the current three-month period, the Partnership's share of local limited partnerships' operations represents the allocable portion of the operations of the Ramblewood and Fawcett's Pond partnerships. The corresponding three-month period in the prior year includes the operations of only the Ramblewood investment. Income from Fawcett's Pond in the prior period was offset against prior unrecognized losses. In addition, the net operating results of the Ramblewood partnership improved over the same period in the prior year mainly due to the recognition of an incentive management fee in the third quarter of 1996 in connection with the annual distribution payment. The incentive management fee was recorded in the second quarter in 1997. Overall, the combined net operating results of the six local limited partnerships changed from a net loss of $191,000 for the three months ended September 30, 1996 to a net loss of $58,000 for the three months ended September 30, 1997. This favorable change of $133,000 resulted primarily from a decrease in combined property operating expenses which was partially offset by a decrease in rental revenues. The decrease in combined property operating expenses was primarily due to the timing difference in the payment of incentive management fees for those partnerships which made distribution payments in 1996 and 1997.

Nine Months Ended September 30, 1997
------------------------------------

      For the nine months ended September 30, 1997, the Partnership reported net income of $74,000, as compared to a net loss of $35,000 for the same period in the prior year. This favorable change in the Partnership's net operating results is primarily attributable to a decrease in the Partnership's operating loss of $86,000 and an increase in the Partnership's share of local limited partnerships' income of $23,000. The decrease in the Partnership's operating loss is primarily attributable to an increase in other income from local limited partnerships of $88,000 and a $9,000 increase in interest income which were partially offset by an increase in general and administrative expenses of $11,000. Other income from local limited partnerships increased mainly due to an increase in the distributions received from the Ramblewood and Quaker Meadows partnerships in 1997. Interest income improved due to an increase in the Partnership's average outstanding cash reserve balances. General and administrative expenses increased mainly due to additional professional fees incurred in 1997.

      The Partnership's share of local limited partnerships' operations for the current nine-month period represents the allocable portion of the operations of the Ramblewood and Fawcett's Pond partnerships. The Partnership's share of local limited partnerships' operations for the nine months ended September 30, 1996 included only the operations of the Ramblewood partnership because the income from Fawcett's Pond was offset against prior unrecognized losses. Overall, the combined net operating results of the six local limited partnerships changed from a net loss of $64,000 for the nine months ended September 30, 1996 to a net loss of $251,000 for the nine months ended September 30, 1997. This unfavorable change of $187,000 resulted primarily from an increase in combined property operating expenses, which was partially offset by an increase in combined rental revenues. Combined property operating expenses increased mainly due to the inclusion of an earned surplus reimbursement expense at Colonial Farms during the current nine-month period. Earned surplus reimbursements represent surplus cash flows in excess of allowable owner distribution limits for projects regulated by the California Housing Finance Agency. During the current nine-month period, Colonial Farms paid earned surplus reimbursement fees of $68,000, representing the partnership's excess cash flow for the year ended December 31, 1996. The earned surplus reimbursement for the year ended December 31, 1995 was not recorded until the fourth quarter of 1996. Increases in repairs and maintenance expenses at four of the six properties during the nine months ended September 30, 1997 also contributed to the increase in property operating expenses. Additional repairs and maintenance related expenses included re-carpeting and painting, plus repair of the parking lot at Colonial Farms, repainting of the building exterior and replacement of trees at Quaker Meadows, wallpaper and painting at Fawcett's Pond and re-carpeting and painting at Marvin Gardens.

                                  PART II
                             Other Information



Item 1. Legal Proceedings

     As previously disclosed, the Partnership's General Partners were named as defendants in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's sale of 70 direct investment offerings, including the offering of interests in the various limited partnership investments and REIT stocks, including those offered by the Partnership. In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. The release of the $125 million of settlement proceeds had been delayed pending the resolution of an appeal of the settlement agreement by two of the plaintiff class members. In July 1997, the United States Court of Appeals for the Second Circuit upheld the settlement over the objections of the two class members. As part of the settlement agreement, PaineWebber has agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement. In addition, in December 1996 PaineWebber agreed to settle the Abbate action discussed further in the Annual Report. Final releases and dismissals with regard to this action were received during the quarter ended June 30, 1997. Based on the settlement agreements discussed above covering all of the outstanding shareholder litigation, management does not expect that the resolution of these matters will have a material impact on the Partnership's financial statements, taken as a whole.

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



Dated: November 10, 1997