Form 10-K405
period 1997-12-31
PAINE WEBBER CMJ PROPERTIES LP
filed 1998-03-30
CIK 711393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

              |X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   FOR FISCAL YEAR ENDED: DECEMBER 31, 1997

                                      OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from ________ to _____.

Commission File Number:  0-17151

                        PAINE WEBBER/CMJ PROPERTIES LP
                        ------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                            04-2780288
          --------                                          ----------------
(State of organization)                                     (I.R.S. Employer
                                                           Identification  No.)

 265  Franklin  Street, Boston Massachusetts                      02110
--------------------------------------------------------------------------------
(Address of principal executive office)                          (Zip Code)

Registrant's telephone number, including area code (617) 439-8118
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
Title of each class                                      which registered
-------------------                                      ----------------
       None                                                     None

Securities registered pursuant to Section 12(g) of the Act:

                    UNITS OF LIMITED PARTNERSHIP INTEREST
                    -------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.
                     DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                   Form 10-K Reference
---------                                                   -------------------
Prospectus of registrant dated                              Part IV
May 25, 1983, as supplemented

                       PAINE WEBBER/CMJ PROPERTIES, LP
                                1997 FORM 10-K

                               TABLE OF CONTENTS

Part I                                                                 Page
------                                                                 ----

Item  1           Business                                              I-1

Item  2           Properties                                            I-3

Item  3           Legal Proceedings                                     I-3

Item  4           Submission of Matters to a Vote of Security Holders   I-4

Part  II
--------

Item  5           Market for the Partnership's  Limited Partnership
                    Interests and Related Security Holder Matters      II-1

Item  6           Selected Financial Data                              II-1

Item  7           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                II-2

Item  8           Financial Statements and Supplementary Data          II-8

Item  9           Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                II-8

Part III
--------

Item 10           Directors and Executive Officers of the Partnership III-1

Item 11           Executive Compensation                              III-2

Item 12           Security Ownership of Certain Beneficial Owners
                    and Management                                    III-3

Item 13           Certain Relationships and Related Transactions      III-3

Part  IV
--------

Item 14           Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                  IV-1

Signatures                                                             IV-2

Index to Exhibits                                                      IV-3

Financial Statements and Supplementary Data                     F-1 to F-73

      This Form 10-K contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Partnership's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in Item 7 in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page II-6 of this Form 10-K.

                                    PART I

Item 1.  Business

      Paine Webber/CMJ Properties, LP (the "Partnership") is a limited partnership formed in December 1982 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing in a portfolio of local limited partnerships owning apartment projects which received governmental assistance in the form of low interest rate mortgages and rent subsidies. The Partnership sold $8,745,000 in Limited Partnership units (8,745 units at $1,000 per unit) from May 1983 to April 1984, pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933 (Registration No. 2-81003). In addition, the Initial Limited Partner contributed $1,000 for one unit (a "Unit") of Limited Partnership Interest. Limited Partners will not be required to make any additional capital contributions.

      As of December 31, 1997, the Partnership owned, through local limited partnerships, interests in six apartment properties as set forth in the following table:

                                                                  Percent
Name of Local                                                     Interest in
Limited Partnership                               Date of         Local
Limited Name of Property                          Acquisition     Partnership
Location                            Size          of Interest     (1) (2)
--------------------------------    ----          -----------     -------

Fawcett's  Pond
  Apartments Company
Village at Fawcett's Pond          100            6/30/83            95%
Hyannis, Massachusetts             units

Quaker Meadows
  Apartments Company
Quaker Court and The Meadows       104            6/30/83            95%
Lynn, Massachusetts                units

South Laurel Apartments
  Limited Partnership
Villages at Montpelier             520            6/30/83            85%
Laurel, Maryland                   units

Marvin Gardens Associates
Marvin Gardens                     37             7/29/83            95%
Cotati, California                 units

Colonial Farms Ltd.
Colonial Farms                     100            7/29/83            95%
Modesto, California                units

Holbrook Apartments Company
Ramblewood Apartments              170            8/30/83            85%
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

      The Partnership has generated tax losses since inception. However, the benefits of such losses to investors have been significantly reduced by changes in federal income tax law subsequent to the organization of the Partnership. The Partnership continues to retain an ownership interest in all six of its original operating investment properties. As of December 31, 1997, all of the properties are generating sufficient cash flow from operations to cover their operating expenses and debt service payments, and the majority of the properties are generating excess cash flow, a portion of which is being distributed to the Partnership on an annual basis in accordance with the respective regulatory and limited partnership agreements. Given the improvements in cash flow and the strong operating performances of the investment properties in recent years, management had instituted a program of regular quarterly distributions in 1994 at an annual rate of 2% on original invested capital. During 1996 distributions to the Partnership from the local limited partnerships declined, causing management to suspend distributions effective for the fourth quarter of 1996 until further notice. In the future, to the extent there is distributable cash flow from the properties after the payment of Partnership management fees and operating expenses, the Partnership plans to make an annual distribution payment. Because of ongoing capital expenditure requirements at the properties, which are expected to maintain and enhance their long-term values, the Partnership did not make an annual distribution payment to the Limited Partners in 1997. However, payment of an annual distribution of 1% in 1998 is likely, provided current projections for cash distributions from the properties in 1998 are met.

      The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final sales of its investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final disposition, which cannot presently be determined. Because of the government restrictions on rental revenues and the related capital expenditure reserve requirements and cash flow distribution limitations, there are a limited number of potential buyers in the market for government subsidized, low-income housing properties such as the Partnership has invested in. Furthermore, the current uncertainty regarding potential future reductions in the level of federal government assistance for these programs may further restrict the properties' marketability. Accordingly, management does not expect the General Partners of the local limited partnerships, which receive management fee revenues from the properties, to attempt to sell any of the properties in the near term. As discussed further in
Item  7,  as  a  limited  partner  in  the  local  limited   partnerships,   the
Partnership's ability to influence major business decisions, including any decision to sell the properties, is restricted under the terms of the agreements.

      All of the properties owned by the local limited partnerships in which the Partnership invested are located in real estate markets in which they face competition for the revenues they generate. The Partnership's apartment complexes, all but one of which are government-assisted, low-income housing facilities, compete with several projects of similar type generally on the basis of price, location and amenities. The sixth property had been partially subsidized until July 1997 when the subsidy agreement expired. This property is currently transitioning to a 100% market rent facility which will compete with other non-subsidized properties in its local sub-market. The tenants at the Partnership's subsidized apartment properties are not as likely to be candidates for single-family home ownership as tenants of non-subsidized properties would be. Therefore, competition from the single family home market is not a significant factor.

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

      Occupancy figures for each quarter during 1997, along with an average for the year, are presented below for each property:

                                                Percent Occupied At
                                    --------------------------------------------
                                                                         1997
                                    3/31/97  6/30/97  9/30/97  12/31/97 Average
                                    -------  -------  -------  -------- -------

Village at Fawcett's Pond
  Apartments                        100%     100%       99%     100%    100%

Quaker Court and The Meadows         99%      98%       98%     100%     99%

Villages at Montpelier Apartments    96%      94%       88%      90%     92%

Marvin Gardens Apartments           100%      97%       98%     100%     99%

Colonial Farms Apartments           100%      99%       99%     100%    100%

Ramblewood Apartments                99%      98%       99%     100%     99%

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

     The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in PaineWebber/CMJ Properties, LP, PaineWebber, PaineWebber Shelter Fund, Inc. and PA (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested PaineWebber/CMJ Properties, LP, also alleged that following the sale of the partnership interests, PaineWebber, PaineWebber Shelter Fund, Inc. and PA misrepresented financial information about the Partnerships value and performance. The amended complaint alleged that PaineWebber, PaineWebber Shelter Fund, Inc. and PA violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and PaineWebber, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. The release of the $125 million of settlement proceeds had been delayed pending the resolution of an appeal of the settlement agreement by two of the plaintiff class members. In July 1997, the United States Court of Appeals for the Second Circuit upheld the settlement over the objections of the two class members. As part of the settlement agreement, PaineWebber agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement.

      In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages against PaineWebber. In September 1996, the court dismissed many of the plaintiffs' claims in the Abbate action as barred by applicable securities arbitration regulations. Mediation with respect to the Abbate action was held in December 1996. As a result of such mediation, a settlement between PaineWebber and the plaintiffs was reached which provided for the complete resolution of the action. Final releases and dismissals with regard to this action were received during 1997.

      Based on the settlement agreements discussed above covering all of the outstanding unitholder litigation, management believes that the resolution of these matters will not have a material impact on the Partnership's financial statements, taken as a whole.

      The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                   PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

      At December 31, 1997 there were 875 record holders of Units in the Partnership. There is no public market for the Units, and it is not anticipated that a public market for Units will develop. Upon request, the Managing General Partner will endeavor to assist a Unitholder desiring to transfer his Units and may utilize the services of PWI in this regard. The price to be paid for the Units will be subject to negotiation by the Unitholder. The Managing General Partner will not redeem or repurchase Units.

      No cash distributions were made to the Limited Partners during 1997.

Item 6.  Selected Financial Data

                       Paine Webber/CMJ Properties, LP
                     (In thousands, except per Unit data)

                                        Years Ended December 31,
                         ----------------------------------------------------
                             1997        1996        1995    1994       1993
                             ----        ----        ----    ----       ----

Revenues                $    147     $     98     $  244   $  179    $  293

Expenses                $    288     $    280     $  288   $  268    $  289

Partnership's share
 of local limited
 partnerships' income   $    184     $    157     $  174   $  186    $  203

Net income (loss)       $     43     $    (25)    $  130   $   97    $  207

Cash distributions per
 Limited
 Partnership Unit              -     $  20.00     $20.00  $ 10.00         -

Net income (loss) per
 Limited
 Partnership Unit       $   4.85     $ (2.82)     $14.75  $ 11.01    $ 23.45

Total assets            $   520      $   415      $  486  $   525    $   729


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified below under the heading "Certain Factors Affecting Future Operating Results", which could cause actual results to differ materially from historical results or those anticipated. The words "believe", "expect", "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      The Partnership offered limited partnership interests to the public from May 1983 to April 1984 pursuant to a Registration Statement filed under the Securities Act of 1933. The Partnership received gross proceeds of $8,746,000, and after deducting selling expenses and offering costs, the Partnership invested approximately $6,960,000 in six local limited partnerships owning housing projects that received various forms of federal, state or local assistance and that could be classified as "low-income housing" under the Internal Revenue Code. The Partnership does not have any commitments for additional capital expenditures or investments. The Partnership continues to retain an ownership interest in all six of its original operating investment properties. As of December 31, 1997, all of the properties are generating sufficient cash flow from operations to cover their operating expenses and debt service payments, and the majority of the properties are generating excess cash flow, a portion of which is being distributed to the Partnership on an annual basis in accordance with the respective regulatory and limited partnership agreements. Given the improvements in cash flow and the strong operating performances of the investment properties in recent years, management had instituted a program in 1994 which provided for the payment of regular quarterly distributions at an annual rate of 2% on original invested capital. During 1996, distributions to the Partnership from the local limited partnerships declined, causing management to suspend distributions effective for the fourth quarter of 1996 until further notice. In the future, to the extent there is sufficient distributable cash flow from the properties after the payment of Partnership management fees and operating expenses, the Partnership plans to make an annual distribution payment. As discussed further below, because of ongoing capital expenditure requirements at the properties, which are expected to maintain and enhance their long-term values, the Partnership did not make an annual distribution payment to the Limited Partners in 1997.

      During 1996, the Partnership received distributions totalling $310,000 from four of the six local limited partnership investments: Ramblewood, Quaker Meadows, Colonial Farms and Fawcett's Pond. During 1997, the Partnership
received  annual  distributions  totalling  $366,000  from the same  four  local limited partnership investments, plus a distribution of $4,000 from Marvin Gardens. The amounts received in 1996 and 1997 represented the cash flow available for distribution as of December 31, 1995 and 1996, respectively, as determined by the general partners of the local limited partnerships in accordance with the partnership, financing and regulatory agreements. Total distributions from the Partnership's investments increased slightly in the current year due to an increase in distributions from the Quaker Meadows and Ramblewood partnerships and the distribution from the Marvin Gardens partnership, but remain below the level of distributions received in 1994 and 1995. As previously reported, during the second quarter of 1997 management of the Partnership completed a detailed review of each property with the affiliate of the operating general partners which manages the day-to-day operations of the investment properties. As a result of such review, management determined that the Partnership should not make an annual distribution to the Limited Partners for 1997. Based on the current environment of rising property operating expenses and capital improvement costs, as well as the restrictions on distributable cash flow from the properties, there was not sufficient cash flow to support the payment of a distribution by the Partnership for 1997. Management believes the next likely distribution would be a distribution to be made during 1998 at an annualized rate of 1% on invested capital, provided that current projections for cash distributions from the properties in 1998 are met. The annual cash distributions from the local limited partnerships typically occur in the second or third quarters.

      As of December 31, 1997, five of the Partnership's six operating investment properties were receiving rental subsidy payments from the federal government under Section 8 of the National Housing Act. The subsidy agreement covering The Villages at Montpelier Apartments expired in July 1997. The subsidy agreements covering the other five operating investment properties do not expire for another 4-to-6 years. Due to the limited availability of government subsidized housing, these properties consistently achieve occupancy levels of 99% to 100%. Cash flow from these five properties is restricted by the
Department of Housing and Urban Development ("HUD") and other applicable state housing agencies, which set rental rates for low-income units and require significant cash reserves to be established for future capital improvements. In addition, a substantial amount of the revenues generated by these properties comes from the rental subsidy payments made by federal or state housing agencies. These features, which are characteristic of all subsidized low-income housing properties, significantly limit the pool of potential buyers for these real estate assets. Furthermore, the current uncertainty regarding potential future reductions in the level of federal government assistance for these programs may further restrict the properties' marketability. Accordingly, management does not expect the general partners of the local limited partnerships, which receive management fee revenues from the properties through an affiliated management company, to attempt to sell any of the properties in the near term. As a limited partner of the local limited partnerships, the Partnership does not control property disposition decisions. The partnership agreements state that the limited partner may cause the sale of the assets of the local limited partnerships subsequent to June 30, 1995, but not earlier than one year after it has given written notice to the operating general partner of its intent to cause such sale, and only if, during such one-year period, the operating general partner does not cause the sale of such assets. If the operating general partner has not caused the assets of the partnership to be sold within such one-year period, the limited partner may cause such sale, but only after it has offered to sell such assets to the operating general partner, and either the operating general partner does not accept such offer within 90 days of receiving it, or the operating general partner does not complete the sale in accordance with such offer after accepting the terms.

      As previously reported, 80% of the apartments at The Villages at Montpelier were rented at market rates while 20% received government subsidies under the Section 8 rental assistance program. With the expiration of the subsidy agreement in July 1997, the property management team began the process of converting the former subsidized units at the property to market rent units during the third quarter of 1997. As expected, the conversion resulted in a decline in occupancy at the property as a number of subsidized tenants vacated the property and their units were prepared to be re-leased. Subsequent to the expiration of the Section 8 contract, the average occupancy level at the property fell to 88% for the third quarter but rebounded to 90% for the fourth quarter. As of December 31, 1997, the property was 93% leased. A majority of the remaining vacancies at the property are in the larger 3 and 4 bedroom units. The property's management and leasing team is offering rental concessions on these units until a majority of them are leased. Based on existing market rental rates, management believes that the rental revenues from The Villages at Montpelier Apartments will be comparable to the prior subsidized levels once the occupancy has stabilized. If the market for conventional multi-family apartment properties remains strong in the near term, the expiration of the rental subsidy agreement at The Villages at Montpelier Apartments could enhance the property's marketability for a potential sale by increasing the pool of interested buyers. However, there are no assurances that such market conditions will remain strong, and the ability of the Partnership to cause a sale of the property will remain restricted by the terms of the limited partnership agreement discussed further above. If market conditions were to deteriorate, The Villages at Montpelier
Apartments could experience extended declines in occupancy and revenues as a result of the expiration of the subsidy agreement.

      For the remaining five properties, which each contain 100% low-income housing units, the government subsidy payments range from 75% to 82% of the total revenues of the related local limited partnerships. At the present time, certain legislative initiatives and governmental budget negotiations could result in a reduction in funds available for the various HUD-administered housing programs and new limitations on subsidized rent levels. Such changes could adversely impact the net operating income generated by the local limited partnerships. In light of the uncertainty regarding the near term prospects for government assisted, low-income housing and the restrictions on the Partnership's ability to cause a sale of the operating properties, management does not have any immediate plans to initiate the sale process under the terms of the agreements described above. Notwithstanding this, the Partnership is currently in the process of developing potential disposition strategies for each of the properties. A decision as to when actions will be taken to initiate the sale process with respect to any or all of the operating investment properties in the future will be based upon a number of factors including, the availability of a pool of qualified buyers, an evaluation of the future of the relevant subsidy programs, the availability of financing, an assessment of local market conditions and future appreciation potential. Now that the regulatory agreement on The Villages at Montpelier Apartments has expired, the decision of whether to initiate a sale process for that property will be based on a more traditional analysis of existing market conditions and future appreciation potential. It is currently contemplated that dispositions of the Partnership's assets could be completed within the next 2 to 3 years. The disposition of the remaining assets would be followed by the formal liquidation of the Partnership. There are no assurances, however, that the disposition of the remaining assets and a liquidation of the Partnership will be completed within this time frame.

      At December 31, 1997, the Partnership had available cash and cash equivalents of approximately $493,000, which it intends to use for its working capital requirements. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the Partnership's real estate investments and from the proceeds received from the sale or refinancing of the properties owned by the local limited partnerships. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
1997 Compared to 1996
---------------------

      For the year ended December 31, 1997, the Partnership reported net income of $43,000, as compared to a net loss of $25,000 for 1996. This favorable change in the Partnership's net operating results is attributable to a $41,000 increase in the Partnership's operating income and a $27,000 increase in the Partnership's share of local limited partnerships' income. The increase in the Partnership's operating income is attributable to an increase in other income from local limited partnerships of $37,000 and an increase in interest income of $12,000. An increase in general and administrative expenses of $8,000 partially offset these favorable changes in operating income.

      As discussed further in Note 2 to the accompanying financial statements, the Partnership accounts for its investments in local limited partnerships using the equity method. In accordance with the equity method, the Partnership does not record losses for those limited partnership investments whose equity method basis has been reduced to zero and recognizes future income from these entities only when it exceeds the previously unrecorded losses. Distributions received from investments in limited partnerships whose basis has been reduced to zero are recorded as other income from the local limited partnerships. Other income from the local limited partnerships in 1997 represents distributions from Quaker Meadows, Colonial Farms and Marvin Gardens while the 1996 amount represents distributions from Quaker Meadows, Colonial Farms and Fawcett's Pond. Overall, other income from local limited partnerships increased by $37,000 due to a $41,000 increase in distributions from Quaker Meadows, a $4,000 distribution from Marvin Gardens, which did not make a distribution in 1996, and an $8,000 reduction attributable to Fawcett's Pond. Although the distribution from the Fawcett's Pond partnership remained unchanged from 1996 to 1997, other income from local limited partnerships decreased because the entire distribution from Fawcett's Pond was recorded as a reduction of the equity method carrying value of the investment in 1997. The increase in interest income resulted from an increase in invested cash reserves due to the suspension of the Partnership's quarterly distributions during the fourth quarter of 1996 and an increase in distributions from local limited partnerships in 1997. The increase in general and administrative expenses was mainly due to increases in certain required professional services during 1997.

      At December 31, 1997, only two of the six local limited partnerships, The Holbrook Apartments Company (Ramblewood Apartments) and the Fawcett's Pond Apartment Company, had positive equity method carrying values. The Partnership's share of income from the Ramblewood Apartments for 1997 and 1996 totalled $154,000 and $141,000, respectively, while the Partnership's share of income from the Fawcett's Pond Apartments for 1997 and 1996 totalled $30,000 and $16,000, respectively. The favorable change in the Partnership's share of local limited partnerships' income attributable to the Fawcett's Pond partnership resulted from a portion of the income from Fawcett's Pond ($55,000) being allocated to offset previously unrecorded losses in 1996. As a result, only $16,000 of the $71,000 income allocable to the Partnership in that year was recognized by the Partnership in its share of local limited partnerships' income. In 1997, the entire $30,000 of Fawcett's Pond income allocable to the Partnership was recognized in its share of local limited partnerships' income. The favorable change in the Partnership's share of income from the Ramblewood partnership resulted mainly from an increase in total revenues and decreases in real estate taxes and interest expense which were partially offset by an increase in incentive management fees and property operating expenses. In the aggregate, total revenues increased or remained the same at five of the six local limited partnerships due to stable occupancy levels which averaged in the 99% to 100% range during 1996 and 1997. The Villages at Montpelier Apartments was the only local limited partnership to experience a notable decline in occupancy which resulted in a 1% decline in rental revenues for 1997. Average occupancy at The Villages at Montpelier Apartments declined from 95% in 1996 to 92% for the current year due to the expiration of the government subsidy agreement in July 1997, as discussed further above. Despite the decline in rental revenues, the net operating results of The Villages at Montpelier partnership improved by $192,000 during 1997, mainly due to a $214,000 reduction in property operating expenses, which was principally due to lower repairs and maintenance costs. Total expenses at the other five local limited partnerships increased mainly due to increases in repairs and maintenance expenses at
Colonial Farms, Fawcett's Pond, Quaker Meadows and Marvin Gardens, a reimbursement of subsidy payments required at Colonial Farms and an increase in incentive management fees at Ramblewood and Quaker Meadows.

1996 Compared to 1995
---------------------

      For the year ended December 31, 1996, the Partnership reported a net loss of $25,000, as compared to net income of $130,000 for 1995. This unfavorable change in the Partnership's net operating results of $155,000 was attributable to a $138,000 increase in the Partnership's operating loss and a $17,000 decline in the Partnership's share of local limited partnerships' income.

      As noted above, in accordance with the equity method of accounting for limited partnership interests, the Partnership does not record losses from investment properties when losses exceed the Partnership's equity method basis in these properties, and future income is recognized only when it exceeds the previously unrecorded losses. Five of the Partnership's six investments had an equity method basis of zero as of December 31, 1996 and 1995. The Holbrook Apartments Company (Ramblewood Apartments) was the only remaining investment with a positive equity method carrying value as of December 31, 1996 and 1995. The Partnership's share of income from the Ramblewood Apartments for 1996 and 1995 totalled $141,000 and $174,000, respectively. This unfavorable change in the net operating results of the Ramblewood partnership resulted mainly from an increase in property operating expenses. Property operating expenses increased as a result of sidewalk repairs, exterior painting, and the replacement of playground equipment, which occurred in 1996. During 1996, cumulative income allocations to the Partnership from the Fawcett's Pond investment exceeded previously unrecorded losses. As a result, the Partnership recognized a portion of the 1996 income allocation from the Fawcett's Pond partnership ($16,000) in its share of local limited partnerships' income in 1996, which partially offset the decline in income from the Ramblewood partnership. Distributions from the Fawcett's Pond partnership were recorded as reductions to the investment carrying value to the extent of the income recognition in 1996 which reduced the carrying value of the investment to zero as of December 31, 1996. Overall, the combined net operating results of the six local limited partnerships improved from a net loss of $6,000 in 1995 to net income of $17,000 in 1996. This favorable change resulted from an increase in combined revenues of $67,000, which exceeded the increase in combined expenses of $44,000.

      The Partnership's operating loss increased due to a $146,000 decrease in total revenues, which was partially offset by an $8,000 decrease in Partnership general and administrative expenses. The major portion of the decrease in total revenues was attributable to a $137,000 decline in other income from local limited partnerships. As discussed further in Note 2 to the financial statements, distributions from the local limited partnerships are recorded as other income for those investments for which the Partnership's equity method carrying value has been reduced to zero. With the exception of Fawcett's Pond, distributions from which remained unchanged, distributions from the five local limited partnerships with carrying values of zero declined by varying amounts in 1996 generally due to rising operating expenses and increases in capital expenditures. In addition, as discussed further above, a portion of the distributions received from the Fawcett's Pond partnership in 1996 were recorded as reductions to the investment's carrying value. Also contributing to the decrease in total revenues was a $9,000 decline in interest income on invested cash reserves. The decline in general and administrative expenses was mainly due to decreases in certain required professional services.

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

      In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership's equity method basis in these properties. Five of the Partnership's six investments had an equity method basis of zero as of December 31, 1995 and 1994. Distributions from the Holbrook Apartments Company (Ramblewood Apartments), the only remaining investment which still had a positive equity method carrying value at December 31, 1995 and 1994, were recorded as reductions of the investment carrying value and totalled $214,000 and $250,000 for 1995 and 1994, respectively. Distributions from the other five limited partnerships increased by $64,000 in 1995, as reflected in the change in other income. This increase resulted primarily from an increase of $47,000 in distributions from The Villages at Montpelier Apartments. The distributions received in 1995 reflected the available cash flow from 1994 operations.

      The Partnership's recorded share of local limited partnerships' income in 1995 consisted of income of $174,000 from the Ramblewood Apartments limited partnership, as compared to income of $186,000 from the same partnership in 1994. Net income was down slightly at Ramblewood in 1995, mainly due to increases in salaries expense and real estate taxes. Overall, an increase in combined property operating expenses of $282,000 for the six local limited partnerships exceeded the increase in combined revenues of $75,000. Occupancy levels remained high throughout 1995 with average occupancy above 95% at all properties. Revenues were up at all properties except at The Villages at Montpelier Apartments. At The Villages at Montpelier Apartments, revenues decreased slightly during 1995 due to a temporary decline in occupancy experienced in the third quarter. Occupancy at The Villages at Montpelier Apartments averaged 95% for 1995, but dropped to 91% in August 1995 as a result of management's efforts to increase rental rates for the market-rate units. Management stepped up its marketing efforts in conjunction with the rate increases. After the initial decline in occupancy, the marketing efforts generated positive results as the occupancy level recovered and the number of prospective tenants visiting the property increased. Expenses in general were up at all of the local limited partnerships with repairs and maintenance expenses running higher in 1995 at these properties due to a combination of their ages, applicable regulatory requirements and management's operating philosophy. Such expenses do, however, fluctuate from year to year.

Certain Factors Affecting Future Operating Results
--------------------------------------------------

      The following factors could cause actual results to differ materially from historical results or those anticipated:

      Risks of Government-Assisted Housing Complexes. In certain respects government-assisted housing complexes differ from conventional housing complexes. These include (a) greater financing leverage than is usual in conventional complexes, (b) review of compliance with construction and other standards and (c) various contingency reserves required in connection with such government assistance programs. Government-assisted housing is also subject to special conditions and risks including, but not limited to, (a) general surveillance by the appropriate governmental assistance agency, which may include the application of rental and other guidelines affecting tenant eligibility, operating costs and rental levels, (b) maintenance of a reserve fund for replacements in an amount paid concurrently with amortization of the mortgage and in addition to payments of principal and interest, restricted such that withdrawals from the fund are subject to the prior approval of the appropriate governmental assistance agency, (c) compliance with the United States Department of Housing and Urban Development ("HUD") regulations regarding management of the premises, (d) limitations on saleability, as contained in regulatory agreements with the appropriate governmental assistance agency, (e) limitations on rent increases, and (f) the uncertain effects of changes in complex rules and regulations governing such government-assisted programs, or changes in the manner in which those regulations are interpreted.

      Government assistance payments may be reduced in the event that a project rents less than 100% of its units eligible for rental subsidies to qualified low income tenants. HUD generally elects to reduce subsidies only in the event that occupancy levels for qualified tenants drop below 95% for a period of two years. Finally, HUD commitments are subject to HUD's appropriation of federal funds sufficient to meet its obligations in any given year. At the present time, certain legislative initiatives and governmental budget negotiations could result in a reduction of funds available for the various HUD-administered housing programs and could also result in new limitations on subsidized rent levels. This in turn could adversely impact the net operating income generated by the Partnership's properties.

      Real Estate Investment Risks. Real property investments are subject to varying degrees of risk. Revenues and property values may be adversely affected by the general economic climate, the local economic climate and local real estate conditions, including (i) the perceptions of prospective tenants of the attractiveness of the property; (ii) the ability to retain qualified individuals to provide adequate management and maintenance of the property; (iii) the inability to collect rent due to bankruptcy or insolvency of tenants or otherwise; and (iv) increased operating costs. Real estate values may also be adversely affected by such factors as applicable laws, including tax laws, interest rate levels and the availability of financing.

      Effect of Uninsured Loss. The local limited partnerships carry comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to their properties with insured limits and policy specifications that management believes are customary for similar properties. There are, however, certain types of losses (generally of a catastrophic nature such as wars, floods or earthquakes) which may be either uninsurable, or, in management's judgment, not economically insurable. Should an uninsured loss occur, the Partnership could lose both its invested capital in and anticipated profits from the affected property.

      Possible Environmental Liabilities. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may become liable for the costs of the investigation, removal and remediation of hazardous or toxic substances on, under, in or migrating from such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.

      The Partnership is not aware of any notification by any private party or governmental authority of any non-compliance, liability or other claim in connection with environmental conditions at any of its properties that it believes will involve any expenditure which would be material to the Partnership, nor is the Partnership aware of any environmental condition with respect to any of its properties that it believes will involve any such material expenditure. However, there can be no assurance that any non-compliance, liability, claim or expenditure will not arise in the future.

      Competition. The financial performance of the Partnership's real estate investments will be impacted by the competition from comparable properties in their local market areas. Due to the limited availability of low-income housing programs like the ones that cover five of the Partnership's six investment properties, the competitive pressures faced by these properties are much less than for non-subsidized, market rate facilities. Nonetheless, the occupancy levels achievable at the properties and the rental rates at the non-subsidized property are largely a function of supply and demand in the markets. In many markets across the country, development of new multi-family properties has surged in the past 12 months. Existing apartment properties in such markets have generally experienced increased vacancy levels, declines in effective rental rates and, in some cases, declines in estimated market values as a result of the increased competition. There are no assurances that these competitive pressures will not adversely affect the operations and/or market values of the Partnership's investment properties in the future and, in particular, subsequent to the expiration of the existing subsidy agreements.

      Impact of Local Limited Partnership Structure. The ownership of the Partnership's investments through local limited partnerships could adversely impact the timing of the Partnership's planned dispositions of its remaining assets and the amount of proceeds received from such dispositions. It is possible that the general partners of the local limited partnerships could have economic or business interests which are inconsistent with those of the Partnership. Given the limited rights which the Partnership has under the terms of the local limited partnership agreements, any conflict between the partners could result in delays in completing a sale of the related operating property and could lead to an impairment in the marketability of the property to third parties for purposes of achieving the highest possible sale price.

      Availability of a Pool of Qualified Buyers. The availability of a pool of qualified and interested buyers for the Partnership's remaining assets is critical to the Partnership's ability to realize the fair market values of such properties at the time of their final dispositions. Demand by buyers of multi-family apartment properties is affected by many factors, including the size, quality, age, condition and location of the subject property, potential environmental liability concerns, the existing debt structure, the liquidity in the debt and equity markets for asset acquisitions, the general level of market interest rates and the general and local economic climates. In addition, because of the government restrictions on rental revenues and the related capital expenditure reserve requirements and cash flow distribution limitations, there are a limited number of potential buyers in the market for government subsidized, low-income housing properties such as the Partnership has invested in. Furthermore, the current uncertainty regarding potential future reductions in the level of federal government assistance for these programs may further restrict the properties' marketability.

Inflation
---------

      The Partnership completed its fourteenth full year of operations in 1997. To date, the effects of inflation and changes in prices on the Partnership's operating results have not been significant. In the future, with regard to the local limited partnerships, contract rental rates under "Section 8" agreements may be increased at the discretion of the Department of Housing and Urban Development in response to inflationary pressures to cover increases in operating expenses due to inflation.

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

      (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                    Date
                                                                    Elected
     Name                   Office                          Age     to Office
     ----                   ------                          ---     ---------

Bruce J. Rubin          President and Director              38      8/22/96
Terrence E. Fancher     Director                            44      10/10/96
Walter V. Arnold        Senior Vice President
                          and Chief Financial Officer       50      10/29/85
David F. Brooks         First Vice President and
                          Assistant Treasurer               55      12/10/82 *
Timothy J. Medlock      Vice President and Treasurer        36      6/1/88
Thomas W. Boland        Vice President and Controller       35      12/1/91

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

      Thomas W. Boland is a Vice President and Controller of the Managing General Partner and a Vice President and Controller of the Adviser which he joined in 1988. From 1984 to 1987 Mr. Boland was associated with Arthur Young & Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an M.B.A. from Boston University.

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

      Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended December 31, 1997, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

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

      The Partnership paid distributions to the Unitholders on a quarterly basis at a rate of 2% per annum on original invested capital from June 30, 1994 to September 30, 1996. The Partnership's quarterly distributions were suspended effective for the quarter ended December 31, 1996 due to an unexpected decline in the cash flow distributions from the local limited partnerships in which the Partnership has invested. In addition, the Partnership's Units of Limited Partnership Interest are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly, no accurate price information is available for these Units. Therefore, a presentation of historical Unitholder total returns would not be meaningful.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      (a) The Partnership is a limited partnership issuing Units of limited partnership interest, not voting securities. All the outstanding stock of the Managing General Partner, PW Shelter Fund, Inc., is owned by PaineWebber. Properties Associates, the Associate General Partner, is a Massachusetts general partnership, general partners of which are also officers of the Adviser and the Managing General Partner. Properties Associates is also the Initial Limited Partner of the Partnership and owns one Unit of limited partnership interest. No limited partner is known by the Partnership to own beneficially more than 5% of the outstanding interests of the Partnership.

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

      Under the advisory contract, the Adviser has specific management responsibilities, to administer the day-to-day operations of the Partnership and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser earns a basic management fee of .5% of invested assets for these services. Invested assets is the sum of the amount invested by the Partnership in each local limited partnership plus a proportionate interest in the mortgage debt initially incurred by the local limited partnerships. The Adviser earned management fees of $199,000 for the year ended December 31, 1997. Accounts payable - affiliates at December 31, 1997 consists of management fees of $199,000 payable to the Adviser.

      In connection with the sale of each property, the Adviser may receive a disposition fee in an amount equal to 1% based on the selling price of the property, subordinated to the payment of certain amounts to the Limited Partners.

      An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities including the Partnership. Included in general and administrative expenses for the year ended December 31, 1997 is $35,000, representing reimbursements to this affiliate for providing such services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $2,000 (included in general and administrative expenses) for managing the Partnership's cash assets during the year ended December 31, 1997. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

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

   (b) No reports on Form 8-K were filed during the last quarter of 1997.

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

                       PAINE WEBBER/CMJ PROPERTIES, LP
                             LIMITED PARTNERSHIP


                                      By:  PW Shelter Fund, Inc.
                                           ---------------------
                                           Managing General Partner



                                      By:  /s/ Bruce J. Rubin
                                           ------------------
                                           Bruce J. Rubin
                                           President
                                           and Chief Executive Officer


                                      By:  /s/ Walter V. Arnold
                                           --------------------
                                           Walter V. Arnold
                                           Senior Vice President and
                                           Chief Financial Officer



                                      By:  /s/ Thomas W. Boland
                                           ---------------------
                                           Thomas W. Boland
                                           Vice President and Controller


Dated:  March 30, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.



By:  /s/ Bruce J. Rubin                Date:  March 30, 1998
     -------------------                      --------------
     Bruce J. Rubin
     Director



By:  /s/ Terrence E. Fancher           Date:  March 30, 1998
     -----------------------                  --------------
     Terrence E. Fancher
     Director

                          ANNUAL REPORT ON FORM 10-K
                                Item 14(a)(3)

                       PAINE WEBBER/CMJ PROPERTIES, LP


                              INDEX TO EXHIBITS

                                                       Page Number in the Report
Exhibit No.   Description of Document                  Or Other Reference
-----------   -----------------------                  -----------------------------

(3) and (4)  Prospectus of the Partnership             Filed  with  the  Commission
             dated May 25, 1983, as                    pursuant to Rule  424(c)  and
             supplemented, with particular             incorporated herein by reference.
             reference to the Restated
             Certificate and Agreement of
             Limited Partnership


(10)         Material contracts previously             Filed  with  the  Commission
             filed as exhibits to registration         pursuant to Section 13or  15(d)
             statements and amendments thereto         of the Securities Act of  1934
             of the registrant together with all       and incorporated herein by
             previously filed Forms 8-K and Forms      reference.
             such contracts filed as exhibits of
             10-K are hereby incorporated herein
             by reference.


(13)         Annual Reports to Limited Partners        No  Annual  Report  for  the
                                                       year  ended   December   31,
                                                       1997  has  been  sent to the
                                                       Limited     Partners.     An
                                                       Annual  Report  will be sent
                                                       to  the   Limited   Partners
                                                       subsequent to this filing.

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

                       Item 14(a) (1) and (2) and 14(d)

                       PAINE WEBBER/CMJ PROPERTIES, LP

                        INDEX TO FINANCIAL STATEMENTS

                                                                     Reference
                                                                     ---------
Paine Webber/CMJ Properties, LP

   Independent Auditors' Report                                           F-4

   Balance sheets at December 31, 1997 and 1996                           F-5

   Statements of operations  for the years ended  December 31, 1997,
    1996 and 1995                                                         F-6

   Statements of changes in partners' capital (deficit) for the years
    ended December 31, 1997, 1996 and 1995                                F-7

   Statement of cash flows for the years ended December 31, 1997, 1996
    and 1995                                                              F-8

   Notes to financial statements                                          F-9

Fawcett's Pond Apartments Company

   Independent Auditors' Report                                           F-20

   Balance sheets at December 31, 1997 and 1996                           F-21

   Statements of operations  for the years ended  December 31, 1997,
    1996 and 1995                                                         F-22

   Statements of partners' deficit for the years ended
     December 31, 1997, 1996 and 1995                                     F-23

   Statements  of cash flows for the years ended  December 31, 1997,
    1996 and 1995                                                         F-24

   Notes to financial statements                                          F-26

Quaker Meadows Apartments Company

   Independent Auditors' Report                                           F-29

   Balance sheets at December 31, 1997 and 1996                           F-30

   Statements of operations  for the years ended  December 31, 1997,
    1996 and 1995                                                         F-31

   Statements of partners' deficit for the years ended December 31,
    1997, 1996 and 1995                                                   F-32

   Statements  of cash flows for the years ended  December 31, 1997,
    1996 and 1995                                                         F-33

   Notes to financial statements                                          F-35

                       PAINE WEBBER/CMJ PROPERTIES, LP

                                                                       Reference
                                                                       ---------

South Laurel Apartments Limited Partnership

   Independent Auditors' Report                                           F-38

   Balance sheets at December 31, 1997 and 1996                           F-39

   Statements of operations  for the years ended  December 31, 1997,
    1996 and 1995                                                         F-40

   Statements of partners' deficit for the years ended December 31,
    1997, 1996 and 1995                                                   F-41

   Statements  of cash flows for the years ended  December 31, 1997,
    1996 and 1995                                                         F-42

   Notes to financial statements                                          F-44

Marvin Gardens Associates

   Independent Auditors' Report                                           F-47

   Balance sheets at December 31, 1997 and 1996                           F-48

   Statements of operations  for the years ended  December 31, 1997,
    1996 and 1995                                                         F-49

   Statements of partners' deficit for the years ended December 31,
    1997, 1996 and 1995                                                   F-50

   Statements of cash flows for the years ended December 31, 1997,
    1996 and 1995                                                         F-51

   Notes to financial statements                                          F-53

Colonial Farms, Ltd.

   Independent Auditors' Report                                           F-56

   Balance sheets at December 31, 1997 and 1996                           F-57

   Statements of operations  for the years ended  December 31, 1997,
    1996 and 1995                                                         F-58

   Statements  of  partners' deficit for the years ended  December
    31, 1997, 1996 and 1995                                               F-59

   Statements  of cash flows for the years ended  December 31, 1997,
    1996 and 1995                                                         F-60

   Notes to financial statements                                          F-62

                       PAINE WEBBER/CMJ PROPERTIES, LP

                                                                      Reference
                                                                      ---------


Holbrook Apartments Company

   Independent Auditors' Report                                           F-65

   Balance sheets at December 31, 1997 and 1996                           F-66

   Statements of operations  for the years ended  December 31, 1997
   1996 and 1995                                                          F-67

   Statements  of  partners'  deficit for the years ended  December
    31, 1997, 1996 and 1995                                               F-68

   Statements  of cash flows for the years ended  December 31, 1997,
    1996 and 1995                                                         F-69

   Notes to financial statements                                          F-71



All  schedules  have  been  omitted  since  the  required   information  is  not
applicable, or because the information required is included in the financial statements, including the notes thereto.

                          INDEPENDENT AUDITORS' REPORT






The Partners of
Paine Webber/CMJ Properties, LP

      We have audited the accompanying balance sheets of Paine Webber/CMJ Properties, LP (a Limited Partner-ship) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paine Webber/CMJ Properties, LP at December 31, 1997 and 1996, and the results of its operations, changes in partners' capital (deficit), and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.






                         /s/ Reznick Fedder & Silverman
                         ------------------------------
                           REZNICK FEDDER & SILVERMAN


Baltimore, Maryland
March 20, 1998

                       PAINE WEBBER/CMJ PROPERTIES, LP

                                BALANCE SHEETS
                          December 31, 1997 and 1996
                   (In thousands, except per Unit amounts)

                                    ASSETS

                                                           1997        1996
                                                           ----        ----

Investments in local limited partnerships, at equity     $     27    $     92
Cash and cash equivalents                                     493         323
                                                         --------    --------
                                                         $    520    $    415
                                                         ========    ========



                      LIABILITIES AND PARTNERS' CAPITAL


Accrued expenses and accounts payable                    $     16    $     21
Accounts payable - affiliates                                 199         132
                                                         --------    --------
                                                              215         153

Partners' capital:
  General Partners:
   Capital contributions                                        1           1
   Cumulative net losses                                      (69)        (70)
   Cumulative distributions                                    (5)         (5)

  Limited Partners ($1,000 per Unit; 15,000 Units
  authorized; 8,746 Units issued and outstanding):
   Capital contributions, net of offering costs             7,679       7,679
   Cumulative net losses                                   (6,864)     (6,906)
   Cumulative distributions                                  (437)       (437)
                                                         --------    --------
      Total partners' capital                                 305         262
                                                         --------    --------
                                                         $    520    $    415
                                                         ========    ========















  The accompanying notes are an integral part of these financial statements.

                       PAINE WEBBER/CMJ PROPERTIES, LP

                           STATEMENTS OF OPERATIONS
             For the years ended December 31, 1997, 1996 and 1995
                   (In thousands, except per Unit amounts)

                                                1997       1996       1995
                                                ----       ----       ----

Revenues:
   Interest income                            $    26     $    14    $     23
   Other income from local limited
     partnerships                                 121          84         221
                                              -------     -------    --------
                                                  147          98         244

Expenses:
   Management fees                                199         199         199
   General and administrative                      89          81          89
                                              -------     -------    --------
                                                  288         280         288
                                              -------     -------    --------
Operating loss                                   (141)       (182)        (44)

Partnership's share of local limited
  partnerships' income                            184         157         174
                                              -------     -------    --------

Net income (loss)                             $    43     $   (25)   $    130
                                              =======     =======    ========


Net income (loss) per Limited
  Partnership Unit                            $  4.85     $ (2.82)   $  14.75
                                              =======     ========   ========

Cash distributions per Limited
  Partnership Unit                            $     -     $ 20.00    $  20.00
                                              =======     ========   ========



   The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 8,746 Limited Partnership Units outstanding during each year.


















  The accompanying notes are an integral part of these financial statements.

                         PAINE WEBBER/CMJ PROPERTIES, LP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the years ended December 31, 1997, 1996 and 1995
                                 (In thousands)



                                          General         Limited
                                          Partners        Partners       Totals
                                          --------        --------       ------


Balance at December 31, 1994             $  (71)        $  582         $  511

Cash distributions                           (2)          (175)          (177)

Net income                                    1            129            130
                                        -------         ------         ------

Balance at December 31, 1995                (72)           536            464

Cash distributions                           (2)          (175)          (177)

Net loss                                      -            (25)           (25)
                                        -------         ------         ------

Balance at December 31, 1996                (74)           336            262

Net income                                    1             42             43
                                        -------         ------         ------

Balance at December 31, 1997            $   (73)        $  378         $  305
                                        =======         ======         ======























  The accompanying notes are an integral part of these financial statements.

                         PAINE WEBBER/CMJ PROPERTIES, LP

                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1997, 1996 and 1995
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                              1997          1996        1995
                                                              ----          ----        ----

Cash flows from operating activities:
  Net income (loss)                                         $   43         $   (25)    $   130
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
   Other income from local limited partnerships               (121)            (84)       (221)
   Partnership's share of local limited
      partnerships' income                                    (184)           (157)       (174)
   Changes in assets and liabilities:
     Accrued expenses and accounts payable                      (5)             (1)          8
     Accounts payable - affiliates                              67             132           -
                                                            ------         -------    --------
        Total adjustments                                     (243)           (110)       (387)
                                                            ------         -------    --------
        Net cash used in operating activities                 (200)           (135)       (257)
                                                            ------         -------    --------

Cash flows from investing activities:
   Distributions from local limited
     partnerships                                              370             310         435
                                                            ------         -------    --------
        Net cash provided by investing activities              370             310         435
                                                            ------         -------    --------

Cash flows from financing activities:
   Distributions to partners                                     -            (177)       (177)
                                                            ------         -------    --------
        Net cash used in financing activities                    -            (177)       (177)
                                                            ------         -------    --------

Net increase (decrease) in cash and cash equivalents           170              (2)          1

Cash and cash equivalents, beginning of year                   323             325         324
                                                            ------         -------    --------

Cash and cash equivalents, end of year                      $  493         $   323    $    325
                                                            ======         =======    ========

















  The accompanying notes are an integral part of these financial statements.

                       PAINE WEBBER/CMJ PROPERTIES, LP

                        NOTES TO FINANCIAL STATEMENTS

                              December 31, 1997



1.  Organization and Nature of Operations
    -------------------------------------

      Paine Webber/CMJ Properties, LP (the "Partnership") is a limited partnership organized pursuant to the laws of the State of Delaware in December 1982 for the purpose of investing in a portfolio of interests in local limited partnerships owning apartment projects which received governmental assistance in the form of low rate mortgages and rent subsidies. All of the properties owned by the local limited partnerships were developed by Corcoran, Mullins, Jennison, Inc. ("CMJ") or its affiliates. The initial capital was $2,000, representing capital contributions of $1,000 by the General Partners and $1,000 for one unit (a "Unit") by the Initial Limited Partner. The Partnership authorized the issuance of a maximum of 15,000 Partnership Units of which 8,745 were subscribed and issued between May 25, 1983 and April 30, 1984.

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

      The Partnership has generated tax losses since inception. However, the benefits of such losses to investors have been significantly reduced by changes in federal income tax law subsequent to the organization of the Partnership. The Partnership continues to retain an ownership interest in all six of its original operating investment properties. As of December 31, 1997, all of the properties are generating sufficient cash flow from operations to cover their operating expenses and debt service payments, and the majority of the properties are generating excess cash flow, a portion of which is being distributed to the Partnership on an annual basis in accordance with the respective regulatory and limited partnership agreements. Given the improvements in cash flow and the strong operating performances of the investment properties in recent years, management had instituted a program of regular quarterly distributions in 1994 at an annual rate of 2% on original invested capital. Effective for the fourth quarter of 1996, due to an unexpected decline in the level of cash flow distributions from the local limited partnerships, distributions to the partners were suspended until further notice. In the future, to the extent there is distributable cash flow from the properties after the payment of Partnership management fees and operating expenses, the Partnership plans to make an annual distribution payment.

      The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final sales of its investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final disposition, which cannot presently be determined. Because of the government restrictions on rental revenues and the related capital expenditure reserve requirements and cash flow distribution limitations, there are a limited number of potential buyers in the market for government subsidized, low-income housing properties such as the Partnership has invested in. Furthermore, the current uncertainty regarding potential future reductions in the level of federal government assistance for these programs may further restrict the properties' marketability. Accordingly, management does not expect the General Partners of the local limited partnerships, which receive management fee revenues from the properties, to attempt to sell any of the properties in the near term. As discussed further in
Note  4,  as  a  limited  partner  in  the  local  limited   partnerships,   the
Partnership's ability to influence major business decisions, including any decision to sell the properties, is restricted under the terms of the agreements.

2.  Use of Estimates and Summary of Significant Accounting Policies
    ---------------------------------------------------------------

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1997 and 1996 and revenues and expenses for each of the three years in the period ended December 31, 1997. Actual results could differ from the estimates and assumptions used.

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

      For purposes of reporting cash flows, cash and cash equivalents include all highly liquid investments with original maturities of 90 days or less when acquired. The Partnership's cash reserves are invested in financial instruments which potentially subject the Partnership to concentrations of credit risk. The Partnership currently invests primarily in investment-grade rated commercial paper with overnight maturities. Management believes that no significant concentration of credit risk exists with respect to these cash investments as of December 31, 1997. The carrying amount of cash and cash equivalents approximates their fair value as of December 31, 1997 due to the short-term maturities of these instruments.

      No provision for income taxes has been made, as the liability for such taxes is that of the partners rather than the Partnership. The cumulative difference between the book basis and tax basis of the Partnership's investment in local limited partnerships is approximately $17,811,000 as of December 31, 1997 due to the losses on investments recognized on the tax basis in excess of the book basis.

3.  The Partnership Agreement and Related Party Transactions
    --------------------------------------------------------

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

      Under the advisory contract, the Adviser has specific management responsibilities, to administer the day-to-day operations of the Partnership and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser earns a basic management fee of .5% of invested assets for these services. Invested assets is the sum of the amount invested by the Partnership in each local limited partnership plus a proportionate interest in the mortgage debt initially incurred by the local limited partnerships. The Adviser earned management fees of $199,000 for each of the three years in the period ended December 31, 1997. Accounts payable affiliates at December 31, 1997 consists of management fees of $199,000 payable to the Adviser.

      In connection with the sale of each property, the Adviser may receive a disposition fee in an amount equal to 1% based on the selling price of the property, subordinated to the payment of certain amounts to the Limited Partners.

      Included in general and administrative expenses for the years ended December 31, 1997, 1996 and 1995 is $35,000, $32,000 and $32,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins"), an affiliate of the Managing General Partner, for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $2,000, (included in general and administrative expenses) for managing the Partnership's cash assets during each of the three years ended December 31, 1997.

4.  Local Limited Partnerships
    --------------------------

      The Partnership has investments in six local limited partnerships. These local limited partnerships are accounted for on the equity method in the Partnership's financial statements. Condensed combined financial statements of these local limited partnerships follow:

                       Condensed Combined Balance Sheets
                          December 31, 1997 and 1996
                                (In thousands)
                                    Assets
                                                           1997        1996
                                                           ----        ----

     Current assets                                      $  1,964    $  2,060
     Restricted deposits and funded reserves                1,816       1,877
     Operating investment property, net                    24,629      25,621
     Other assets                                           1,004       1,046
                                                         --------    --------
                                                         $ 29,413    $ 30,604
                                                         ========    ========
                            Liabilities and Capital

     Current liabilities and tenant security deposits    $  1,290    $  1,461
     Due to general partner                                 2,508       2,508
     Long-term mortgage debt, less current portion         32,279      32,847

     Partnership's share of combined
       partners' deficit accounts                          (3,511)     (3,104)
     Local partners' shares of combined
       partners' deficit accounts                          (3,153)     (3,108)
                                                         --------    --------
                                                         $ 29,413    $ 30,604
                                                         ========    ========

                    Condensed Combined Summary of Operations
              For the years ended December 31, 1997, 1996 and 1995
                                 (In thousands)

                                            1997           1996          1995
                                            ----           ----          ----
     Rental revenues, including
       government subsidies             $  9,963       $  9,949       $ 9,864
     Other income                            130            112           130
                                        --------       --------       -------
                                          10,093         10,061         9,994

     Property operating expenses           5,834          5,733         5,701
     Interest expense and mortgage
       insurance                           2,904          2,964         3,005
     Depreciation and amortization         1,389          1,347         1,294
                                        --------       --------       -------
                                          10,127         10,044        10,000
                                        --------       --------       -------
     Net income (loss)                  $    (34)      $     17       $    (6)
                                        ========       ========       ========
     Net income (loss):
       Partnership's share of
         operations                     $    (37)      $     32       $   (15)
       Local partners' share of
         operations                            3            (15)            9
                                        --------       --------       -------
                                        $    (34)      $     17       $    (6)
                                        ========       ========       =======

              Reconciliation of Partnership's Share of Operations
                                (In thousands)

                                            1997           1996           1995
                                            ----           ----           ----
     Partnership's share of
       operations, as shown above         $  (37)        $   32       $   (15)
     Losses in excess of basis not
       recognized by Partnership             221            278           234
     Income offset with prior year
       unrecognized losses                     -           (153)          (45)
                                          ------         ------       -------
     Partnership's share of local
       limited partnerships' income       $  184         $  157       $   174
                                          ======         ======       =======

                  Reconciliation of Partnership's Investments
                                (In thousands)
                                                           1997         1996
                                                           ----         ----
     Partnership's share of combined partners'
       deficit accounts, as shown above                $ (3,511)     $ (3,104)
     Accumulated losses in excess of basis
       not recognized by Partnership                      2,324         2,103
     Cumulative distributions in excess
       of investment basis                                1,199         1,078
     Excess basis in local limited partnerships              15            15
                                                       --------      --------
     Investments in local limited
       partnerships, at equity                         $     27      $     92
                                                       ========      ========

      "Investments in local limited partnerships, at equity" is the Partnership's net investment in the local limited partnerships. These local limited partnerships are subject to regulatory agreements and partnership agreements which determine the distribution of available funds, the disposition of the limited partnership's assets and the rights of the partners, regardless of the Partnership's percentage ownership interest in the local limited partnership. As a limited partner of the local limited partnerships, the Partnership does not control property disposition decisions. The partnership agreements state that the limited partner may cause the sale of the assets of the local limited partnerships subsequent to June 30, 1995, but not earlier than one year after it has given written notice to the operating general partner of its intent to cause such sale, and only if, during such one year period, the operating general partner does not cause the sale of such assets. If the operating general partner has not caused the assets of the partnership to be sold within such one year period the limited partner may cause such sale, but only after it has offered to sell such assets to the operating general partner, and either the operating general partner does not accept such offer within 90 days of receiving it, or the operating general partner does not complete the sale in accordance with such offer after accepting the terms.

      "Investments  in local  limited  partnerships,  at equity" on the  balance
      sheets  is  comprised  of  the   following   local   limited   partnership
      investments, at the balances indicated (in thousands):

                                                       1997            1996
                                                       ----            ----

     Fawcett's Pond Apartments Company              $    6             $    -
     Quaker Meadows Apartments Company                   -                  -
     South Laurel Apartments Limited Partnership         -                  -
     Marvin Gardens Associates                           -                  -
     Colonial Farms Ltd.                                 -                  -
     Holbrook Apartments Company                        21                 92
                                                    ------             ------
       Investments in local limited partnerships,
          at equity                                 $   27             $   92
                                                    ======             ======

      The Partnership received cash distributions from the limited partnerships as set forth below (in thousands):
                                             1997         1996         1995
                                             ----         ----         ----

     Fawcett's Pond Apartments Company    $     24       $   24       $    24
     Quaker Meadows Apartments Company          90           50            66
     South Laurel Apartments Limited
       Partnership                               -            -            63
     Marvin Gardens Associates                   4            -            27
     Colonial Farms Ltd.                        27           27            40
     Holbrook Apartments Company               225          209           215
                                          --------       ------       -------
                                          $    370       $  310       $   435
                                          ========       ======       =======

      The investments in Quaker Meadows Apartments Company, South Laurel Apartments Limited Partnership, Marvin Gardens Associates and Colonial Farms Ltd. at December 31, 1997 do not reflect accumulated losses therefrom of $1,234,000, $785,000, $176,000 and $129,000, respectively, because the equity method carrying values of such investments have been reduced to zero. Future income from these entities will not be recorded until it exceeds the previously unrecognized accumulated losses.

      A description of the local limited partnership properties and the terms of the local limited partnership agreements is summarized below:

     a)  Village at Fawcett's Pond - Hyannis, Massachusetts
         --------------------------------------------------

      On June 30, 1983, the Partnership acquired a 95% limited partnership interest in Fawcett's Pond Apartments Company, an existing Massachusetts limited partnership ("Fawcett's Pond"), that owns and operates a 100-unit housing project in Hyannis, Massachusetts. The Federal Housing Administration (FHA) contracted with the limited partnership under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the limited partnership on behalf of qualified tenants. The agreement expires August 19, 2002. Total rent subsidies received by the limited partnership during 1997, 1996 and 1995 were $752,000, $756,000, and $768,000, respectively. Such amounts comprised approximately 76%, 77% and 79%, respectively, of the limited partnership's total revenues for such years.

      The aggregate investment by the Partnership for the 95% interest was $879,606, comprised of cash and notes payable to the seller (including an acquisition fee of $63,025 payable to the Adviser of the Partnership). The Partnership's interest is held subject to a permanent nonrecourse mortgage loan due April 1, 2024 from the Government National Mortgage Association (GNMA) with an outstanding balance at December 31, 1997 of approximately $4,232,000, payable in monthly installments of $30,746 including principal and interest at 7.5%.

      The partnership agreement generally provides that the Partnership will receive 95% of annual distributable cash flow payable annually and that the local partners will be entitled to receive 5% of annual distributable cash flow. Cash distributions and incentive management fees are limited by agreements between the limited partnership and HUD to 6% of the initial equity investment.

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

      The local limited partnership entered into a property management contract with an affiliate of the local general partners. The management fee is 5% of gross receipts. An incentive management fee will also be paid on an annual basis in the event that the property's cash flow exceeds certain target amounts. Incentive management fees of $6,000 were paid to an affiliate of the local general partners for each of the three years ended December 31, 1997.

      b)  Quaker Court and The Meadows - Lynn, Massachusetts
          --------------------------------------------------

      On June 30, 1983, the Partnership acquired a 95% limited partnership interest in Quaker Meadows Apartments Company, an existing Massachusetts limited partnership ("Quaker Meadows"), that owns and operates two apartment complexes in Lynn, Massachusetts. There are a total of 104 apartment units in the two complexes. FHA contracted with the limited partnership under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the limited partnership on behalf of qualified tenants. The agreement expires in May 2002 and has two five-year renewal options. Total rent subsidies received by the limited partnership during 1997, 1996 and 1995 were $1,313,000, $1,320,000 and $1,335,000, respectively. Such amounts comprised approximately 81%, 82% and 82% of the limited partnership's total revenues in each of such years.

      The aggregate investment by the Partnership for the 95% interest was $1,378,906 (including an acquisition fee of $104,525 paid to the Adviser of the Partnership). The Partnership's interest is held subject to a permanent nonrecourse mortgage loan payable to the Massachusetts Housing Finance Agency
(MHFA). The mortgage loan is due September 1, 2013 with an outstanding balance at December 31, 1997 of approximately $5,095,000, payable in monthly installments of $62,930 including principal and interest at 12.5%.

      The restated partnership agreement generally provides that the Partnership will receive 95% of annual distributable cash flow payable annually and that the local partners will be entitled to receive 5% of annual distributable cash flow. Cash distributions are limited by agreements between the limited partnership and MHFA to the extent funds available for distribution as defined by MHFA.

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

      The local limited partnership entered into a property management contract with an affiliate of the local general partners. The management fee is 4% of gross receipts. An incentive management fee will also be paid on an annual basis in the event that the property's cash flow exceeds certain target amounts. Incentive management fees of $69,000, $29,000 and $45,000 were paid to an affiliate of the local general partners for the years ended December 31, 1997, 1996 and 1995, respectively.

      c)  Villages at Montpelier - Laurel, Maryland
          -----------------------------------------

      On June 30, 1983, the Partnership acquired an 85% limited partnership interest in South Laurel Apartments Limited Partnership, an existing Maryland limited partnership ("South Laurel"), that owns and operates a 520-unit housing project in Laurel, Maryland. FHA contracted with the limited partnership under
Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the limited partnership on behalf of qualified tenants for 20% of the rental units. The subsidy agreement expired on July 31, 1997, and management did not apply for an extension of the agreement. The property is currently in the process of transitioning to a 100% market rent facility. Based on the market conditions, management believes that the units previously designated as low-income units will be re-leased at market rates which would keep the total revenues of the local limited partnership relatively unchanged from the previously subsidized level. In addition, if the market for conventional multi-family apartment properties remains strong, the expiration of the rental subsidy agreement at The Villages at Montpelier Apartments and the conversion of the property to 100% market-rate apartments could enhance the property's marketability for a potential sale by increasing the pool of interested buyers. However, there are no assurances that such market conditions will remain strong, and the ability of the Partnership to cause a sale of the property will remain restricted by the terms of the limited partnership agreement discussed further above. If conditions were to deteriorate, The Villages at Montpelier Apartments could experience extended declines in occupancy and revenues as a result of the expiration of the subsidy agreement. Total rent subsidies received by the limited partnership during 1997, 1996 and 1995 were $506,000, $686,000 and $677,000, respectively. Such amounts comprised approximately 12%, 17% and 17%, respectively, of the limited partnership's total revenues for each of such years.

      The aggregate investment by the Partnership for the 85% interest was $2,446,135 (including an acquisition fee of $186,725 paid to the Adviser of the Partnership). The Partnership's interest is held subject to a permanent nonrecourse mortgage loan due December 1, 2023 with an outstanding balance at December 31, 1997 of approximately $11,845,000, payable to GNMA in monthly installments of $86,395 including principal and interest at 7.5%.

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

      The local limited partnership entered into a property management contract with an affiliate of the local general partners. The management fee is 5.25% of gross receipts. An incentive management fee will also be paid on an annual basis in the event that the property's cash flow exceeds certain target amounts. Incentive management fees of $1,000 were paid to an affiliate of the local general partners for 1995. No incentive management fees were earned for the years ended December 31, 1997 and 1996.

      d)  Marvin Gardens Apartments, Cotati, California
          ---------------------------------------------

      On July 29, 1983, the Partnership acquired a 95% limited partnership interest in Marvin Gardens Associates, an existing California limited partnership that owns a 37-unit apartment complex project in Cotati, California. The apartment complex operates under Section 8 of the National Housing Act and, therefore, receives monthly rental subsidies from the Federal Department of Housing and Urban Development (HUD). The agreement expires in July 2003 and has two five-year renewal options. Total rent subsidies received by the limited partnership during 1997, 1996 and 1995 were $329,000, $324,000 and $337,000, respectively. Such amounts comprised approximately 77%, 77% and 81%, respectively, of the limited partnership's total revenues for such years.

      The aggregate investment by the Partnership for the 95% interest was $379,581 (including an acquisition fee of $27,800 paid to the Adviser of the Partnership). The Partnership's interest was acquired subject to a permanent nonrecourse mortgage loan due June 1, 2013 with an outstanding balance at December 31, 1997 of approximately $1,611,000, payable to the California Housing Finance Agency (CHFA) in monthly installments of $15,310, including principal and interest at 8.15%.

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

      The local limited partnership entered into a property management contract with an affiliate of the local general partners who in turn hired an unaffiliated management agent to provide management services on their behalf. An incentive management fee will also be paid on an annual basis in the event that the property's cash flow exceeds certain target amounts. Incentive management fees of $12,000 were paid to an affiliate of the local general partners for the year ended December 31, 1995. No incentive management fees were earned for the years ended December 31, 1997 and 1996.

      e)  Colonial Farms - Modesto, California
          ------------------------------------

      On July 29, 1983, the Partnership acquired a 95% limited partnership interest in Colonial Farms Ltd. an existing California limited partnership that owns a 100-unit apartment project in Modesto, California. The apartment complex operates under Section 8 of the National Housing Act and, therefore, receives monthly rental subsidies from the Federal Department of Housing and Urban Development (HUD). The agreement expires in July 2002 and has two five-year renewal options. Total rent subsidies received by the limited partnership during 1997, 1996 and 1995 were $579,000, $613,000 and $586,000, respectively. Such amounts comprised approximately 71%, 76% and 74%, respectively, of the limited partnership's total revenues for such years.

      The aggregate investment by the Partnership for the 95% interest was $623,351 (including an acquisition fee of $48,125 paid to the Adviser to the Partnership). The Partnership's interest is held subject to a permanent nonrecourse mortgage loan due June 1, 2013 with an outstanding balance at December 31, 1997 of approximately $2,713,000, payable to CHFA in monthly installments of $27,411, including principal and interest at 9.15%

      The restated partnership agreement generally provides that the Partnership will receive 95% of annual distributable cash flow payable annually and that the local partners will be entitled to receive 5% of annual distributable cash flow. Cash distributions are limited by agreements between the limited partnership and CHFA to $35,299 per year to the extent of surplus cash and stated equity, as defined by CHFA. Undistributed amounts are cumulative and may be distributed in subsequent years if future operations provide surplus cash in excess of current requirements.

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

      The local limited partnership entered into a property management contract with an affiliate of the local general partners who in turn hired an unaffiliated management agent to provide management services on their behalf. An incentive management fee will also be paid to the affiliate of the local general partners on an annual basis in the event that the property's cash flow exceeds certain target amounts. Incentive management fees of $7,000, $7,000 and $16,000 were paid to an affiliate of the local general partners for the years ended December 31, 1997, 1996 and 1995, respectively.

      f)  Ramblewood Apartments - Holbrook, Massachusetts
          -----------------------------------------------

      On August 30, 1983, the Partnership acquired an 85% limited partnership interest in Holbrook Apartments Company, an existing Massachusetts limited partnership that owns and operates a 170-unit housing project in Holbrook, Massachusetts. FHA contracted with the limited partnership under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the limited partnership on behalf of qualified tenants. The agreement expires July 1, 2001. Total rent subsidies received by the limited partnership during 1997, 1996 and 1995 were $1,565,000, $1,577,000 and
$1,587,000, respectively. Such amounts comprised approximately 74%, 75% and 75% respectively, of the limited partnership's total revenues for such years.

      The aggregate investment by the Partnership for the 85% interest was $1,250,583, (including an acquisition fee of $94,500 paid to the Adviser of the Partnership). The Partnership's interest was acquired subject to a nonrecourse first mortgage loan due February 1, 2023 with an outstanding balance at December 31, 1997 of approximately $7,352,000, payable to GNMA in monthly installments of $54,207 including principal and interest at 7.5%.

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

      The local limited partnership entered into a property management contract with an affiliate of the local general partners. The management fee is 4.75% of gross receipts. An incentive management fee will also be paid on an annual basis in the event that the property's cash flow exceeds certain target amounts. Incentive management fees of $146,000, $134,000 and $138,000 were paid to an affiliate of the local general partners for the years ended December 31, 1997, 1996 and 1995, respectively.

                         INDEPENDENT AUDITORS' REPORT



To the Partners
Fawcett's Pond Apartments Company

      We have audited the accompanying balance sheets of Fawcett's Pond Apartments Company as of December 31, 1997 and 1996, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fawcett's Pond Apartments Company as of December 31, 1997 and 1996, and the results of its operations, the changes in partners' deficit and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                         /s/ Reznick Fedder & Silverman
                             --------------------------
                             REZNICK FEDDER & SILVERMAN



Baltimore, Maryland
January 22, 1998

                      Fawcett's Pond Apartments Company

                                BALANCE SHEETS

                          December 31, 1997 and 1996

                                    ASSETS
                                                      1997        1996
                                                      ----        ----

CURRENT ASSETS
   Cash and cash equivalents                      $  353,884  $  323,202
   Accounts receivable                                 2,011       1,617
   Prepaid expenses                                   12,581      13,556
                                                  ----------  ----------

      Total current assets                           368,476     338,375

RESTRICTED DEPOSITS AND FUNDED RESERVES
   Tenants' security deposits                         21,461      25,439
   Mortgage escrow deposits                           67,627      35,682
   Reserve for replacements                          265,204     251,321
                                                  ----------  ----------

                                                     354,292     312,442
PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $2,192,094 and $2,037,707       3,378,778   3,454,822

DEFERRED FINANCING COSTS, net of accumulated
   amortization of $122,110 and $113,948             214,645     222,807
                                                  ----------  ----------

      Total assets                                $4,316,191  $4,328,446
                                                  ==========  ==========

                      LIABILITIES AND PARTNERS' DEFICIT

CURRENT LIABILITIES
   Current maturities of mortgage payable         $   53,320  $   49,479
   Accounts payable and accrued expenses              54,347      22,673
   Accrued interest payable                           26,453      26,762
   Rent deferred credits                                 488         807
                                                  ----------  ----------
      Total current liabilities                      134,608      99,721

LONG-TERM LIABILITIES
   Mortgage payable, less current maturities       4,179,174   4,232,494
   Due to general partner                            277,400     277,400
   Tenants' security deposits                         20,447      20,680
                                                  ----------  ----------

      Total liabilities                            4,611,629   4,630,295

PARTNERS' DEFICIT                                   (295,438)   (301,849)
                                                  ----------  ----------

      Total liabilities and partners' deficit     $4,316,191  $4,328,446
                                                  ==========  ==========




                      See notes to financial statements

                      Fawcett's Pond Apartments Company

                           STATEMENTS OF OPERATIONS

                       December 31, 1997, 1996 and 1995

                                          1997        1996        1995
                                          ----        ----        ----
Revenue
   Rental income, net                 $  941,478  $  942,059  $  940,355
   Financial revenue                      25,534      19,420      16,052
   Other income                           16,701      16,066      16,371
                                      ----------  ----------  ----------
      Total revenue                      983,713     977,545     972,778

Expenses
  Operating expenses
   Marketing                               1,756       1,090         804
   Administration                         59,354      55,198      53,043
   Utilities                              30,591      33,018      35,578
   Management fee                         47,098      47,114      46,933
   Maintenance and repairs               126,573      79,914     129,259
   Salaries                               76,232      85,196      73,337
   Payroll taxes                           7,648       7,252           -
   Insurance                              25,206      22,073      21,667
   Real estate taxes                      67,717      66,913      65,567
                                      ----------  ----------  ----------

      Total operating expenses           442,175     397,768     426,188

  Nonoperating expenses
   Interest                              319,161     322,748     326,076
   Mortgage insurance premium             21,275      21,515      21,737
   Depreciation and amortization         162,549     153,348     144,403
   Incentive management fee                6,303       6,303       6,303
   Miscellaneous financial expenses          625         633         632
                                      ----------  ----------  ----------
      Total nonoperating expenses        509,913     504,547     499,151
                                      ----------  ----------  ----------

      Total expenses                     952,088     902,315     925,339
                                      ----------  ----------  ----------


      EXCESS OF REVENUE OVER EXPENSES $   31,625  $   75,230  $   47,439
                                      ==========  ==========  ==========














                      See notes to financial statements

                      Fawcett's Pond Apartments Company

                       STATEMENTS OF PARTNERS' DEFICIT

                 Years ended December 31, 1997, 1996 and 1995


                                         General    Limited
                                         Partner    Partner     Total
                                         -------    -------     -----

Partners' deficit, December 31, 1994    $(75,564)  $(298,526)  $(374,090)

Distributions                             (1,261)    (23,953)    (25,214)

Excess of revenue over expenses            2,372      45,067      47,439
                                        --------   ---------   ---------

Partners' deficit, December 31, 1995     (74,453)   (277,412)   (351,865)

Distributions                             (1,261)    (23,953)    (25,214)

Excess of revenue over expenses            3,762      71,468      75,230
                                        --------   ---------   ---------

Partners' deficit, December 31, 1996     (71,952)   (229,897)   (301,849)

Distributions                             (1,261)    (23,953)    (25,214)

Excess of revenue over expenses            1,581      30,044      31,625
                                        --------   ---------   ---------

Partners' deficit, December 31, 1997    $(71,632)  $(223,806)  $(295,438)
                                        ========   =========   =========

Profit and loss sharing percentage             5%         95%        100%
                                               =          ==         ===























                      See notes to financial statements

                      Fawcett's Pond Apartments Company

                           STATEMENTS OF CASH FLOWS

                 Years ended December 31, 1997, 1996 and 1995

                                                1997        1996        1995
                                                ----        ----        ----

 Cash flows from operating activities
   Rental income received                  $  941,319  $  942,011  $  938,666
   Interest received                           15,978      12,900       9,468
   Other income received                       16,600      15,939      15,625
   Administrative expenses paid               (97,068)    (88,517)    (83,865)
   Management fees paid                       (47,098)    (47,114)    (46,933)
   Utilities paid                             (28,522)    (32,268)    (35,266)
   Maintenance and repairs expenses paid     (171,100)   (133,004)   (160,520)
   Real estate taxes paid                     (33,859)    (66,913)    (65,567)
   Payroll taxes paid                          (7,648)     (7,252)     (7,107)
   Property insurance paid                     (8,275)     (9,614)    (10,191)
   Other taxes and insurance paid             (16,038)    (12,074)    (11,664)
   Interest paid on mortgage                 (319,470)   (323,035)   (326,342)
   Mortgage insurance paid                    (21,193)    (21,440)    (21,667)
   Miscellaneous financial expenses paid         (625)       (633)       (632)
   (Increase) decrease in mortgage escrow
      deposits                                (31,945)       (858)        378
   Mortgagor entity expenses paid              (6,303)     (6,303)     (6,303)
   Net security deposits received (paid)        3,745      (1,529)       (138)
                                           ----------  ----------  ----------

      Net cash provided by operating
        activities                            188,498     220,296     187,942
                                           ----------  ----------  ----------

 Cash flows from investing activities
   Additions to property and equipment        (78,343)    (43,567)    (41,945)
   Deposits to reserve for replacements       (22,092)    (21,948)    (21,948)
   Withdrawals from reserve for
     replacements                              17,312           -           -
                                           ----------  ----------  ----------

      Net cash used in investing
        activities                           (83,123)     (65,515)    (63,893)
                                          ----------   ----------  ----------

 Cash flows from financing activities
   Repayment of mortgage payable             (49,479)     (45,914)    (42,607)
   Distributions                             (25,214)     (25,214)    (25,214)
                                          ----------   ----------  ----------

      Net cash used in financing
        activities                           (74,693)     (71,128)    (67,821)
                                          ----------   ----------  ----------

      NET INCREASE IN CASH AND
            CASH EQUIVALENTS                   30,682      83,653      56,228

 Cash and cash equivalents, beginning         323,202     239,549     183,321
                                           ----------  ----------  ----------

 Cash and cash equivalents, ending         $  353,884  $  323,202  $  239,549
                                           ==========  ==========  ==========






                      See notes to financial statements

                      Fawcett's Pond Apartments Company

                       December 31, 1997, 1996 and 1995


                                                1997        1996        1995
                                                ----        ----        ----

 Reconciliation of excess of revenue over
  expenses to net cash provided by
  operating activities
   Excess of revenue over expenses          $  31,625   $  75,230   $  47,439
   Adjustments to reconcile excess of
     revenue over expenses to net cash
     provided by operating activities
     Depreciation                             154,387     145,186     136,241
     Amortization                               8,162       8,162       8,162
     Interest earned on reserve for
       replacements                            (9,103)     (6,520)     (6,584)
     Changes in assets and liabilities
      Increase in accounts receivable            (394)       (399)       (746)
      Decrease (increase) in prepaid expenses     975         460        (118)
      (Increase) decrease in mortgage escrow
        deposits                              (31,945)       (858)        378
      Increase (decrease) in tenants'
        security deposits - net                 3,745      (1,529)       (138)
      Increase in accounts payable and
        accrued expenses                       31,674         627       5,263
      Decrease in accrued interest payable       (309)       (287)       (266)
      (Decrease) increase in rent-deferred
        credits                                  (319)        224      (1,689)
                                             --------    --------    --------

         Net cash provided by operating
           activities                        $188,498    $220,296    $ 187,942
                                             ========    ========    =========



























                      See notes to financial statements

                      Fawcett's Pond Apartments Company

                        NOTES TO FINANCIAL STATEMENTS

                       December 31, 1997, 1996 and 1995


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

      Fawcett's Pond Apartments Company (the Partnership) was formed as a limited partnership under the laws of the State of Massachusetts on June 30, 1983, for the purpose of constructing and operating a rental housing project under Section 221(d)(4) of the National Housing Act. The project consists of 100 units located in Hyannis, Massachusetts, and is currently operating under the name of Fawcett's Pond Apartments. All leases between the Partnership and the tenants of the property are operating leases.

      Cash distributions and incentive management fees are limited by agreements between the Partnership and HUD to 6% of the initial equity investment.

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

Cash and Cash Equivalents
-------------------------

      Cash and cash equivalents consist of cash and repurchase agreements with maturities of three months or less when acquired, stated at cost which approximate fair value.

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

NOTE B - RESTRICTED DEPOSITS AND FUNDED RESERVES
------------------------------------------------

      At December 31, 1997 and 1996, the Partnership maintained tenant security deposits of $21,460 and $25,439 in interest-bearing escrow bank accounts and U.S. Treasury Bills. The investment in a U.S. Treasury Bill is held to maturity and is carried at cost which approximates fair value.

      The Partnership also has a reserve for replacements and escrow funds totaling $332,831 and $287,003 at December 31, 1997 and 1996, respectively, on deposit with Reilly Mortgage Group, Inc. These funds are held in interest-bearing bank accounts and U.S. Treasury Bills, which are carried at cost and approximate fair value.

NOTE C - MORTGAGE PAYABLE
-------------------------

      The mortgage payable represents a permanent mortgage from the Government National Mortgage Association (GNMA) which is insured by the Federal Housing Administration (FHA) and is collateralized by a deed of trust on the rental property. The mortgage, which is due April 1, 2024, is payable in equal monthly installments of principal and interest totaling $30,746 and bears interest at a rate of 7.5%. Interest incurred during December 31, 1997, 1996 and 1995 amounted to $319,161, $322,748 and $326,076, respectively.

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

      Aggregate maturities of the mortgage payable for the five years following December 31, 1997, are as follows:

               December 31,
               ------------
                  1998       $  53,320
                  1999       $  57,459
                  2000       $  61,920
                  2001       $  66,727
                  2002       $  71,907

      Management believes it is not practical to estimate the fair value of the mortgage payable insured by HUD because programs with similar characteristics are not currently available to the Partnership.

NOTE D - HOUSING ASSISTANCE PAYMENT AGREEMENT
---------------------------------------------

      The FHA contracted with the Partnership under Section 8 of Title II of the Housing and Community Development Act of 1974, to make housing assistance payments to the Partnership on behalf of qualified tenants for all units. The agreement expires August 19, 2002. Total housing assistance payments received during 1997, 1996 and 1995 were $751,930, $755,658 and $768,409, respectively.

NOTE E - RELATED PARTY TRANSACTIONS
-----------------------------------

Due to General Partners
-----------------------

      At December 31, 1997 and 1996, due to general partner consisted of unpaid developer advances of $277,400. These advances are non-interest bearing and payable from proceeds upon sale or refinancing of the project after certain priority payments, as defined in the Partnership agreement.

Management Fees
---------------

      Management fees of 5% of gross receipts are paid to CMJ Management Company, Inc., an affiliate of the general partner, for its services as managing agent to the project pursuant to a management agreement approved by HUD. Such fees amounted to $47,098, $47,114, and $46,933 for the years ended December 31, 1997, 1996 and 1995, respectively. In addition, CMJ Management Company received incentive management fees of $6,303 for each of the three years ended December 31, 1997.

Reimbursed Costs
----------------

      CMJ Management Company, Inc., an affiliate of the general partner, makes monthly expenditures (primarily payroll, central office accounting services, direct marketing and insurance costs) on behalf of the Partnership, which are reimbursed the following month.

NOTE F - TAX BASIS INCOME
-------------------------

      The reconciliation of the excess of revenue over expenses reported in the accompanying statements of operations with the income (loss) reported on the Federal income tax basis follows:

                                                1997        1996        1995
                                                ----        ----        ----

Excess of revenue over expenses per
   statements of operations                   $ 31,625    $ 75,230   $  47,439
Additional depreciation and amortization
   on tax basis                                (56,395)    (65,916)    (75,550)
(Decrease) increase in deferred rental
   income                                         (328)        224      (1,689)
                                             ---------    --------   ---------

(Loss) income for Federal income tax
    purposes                                 $ (25,098)   $  9,538   $ (29,800)
                                             =========    ========   =========

NOTE G - CONCENTRATION OF CREDIT RISK
-------------------------------------

      The Partnership maintains operating cash balances, including repurchase agreements and security deposits held in trust with major financial institutions and its funded reserves with the mortgage lender. The Partnership has not experienced any losses with respect to bank balances in excess of government provided insurance. Management believes that no significant concentration to credit risks exists with respect to these cash balances as of December 31, 1997.

                         INDEPENDENT AUDITORS' REPORT



To the Partners
Quaker Meadows Apartments Company

      We have audited the accompanying balance sheets of Quaker Meadows Apartments Company as of December 31, 1997 and 1996, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quaker Meadows Apartments Company as of December 31, 1997 and 1996, and the results of its operations, the changes in partners' deficit and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                         /s/ Reznick Fedder & Silverman
                             --------------------------
                             REZNICK FEDDER & SILVERMAN


Baltimore, Maryland
January 27, 1998

                      Quaker Meadows Apartments Company

                                BALANCE SHEETS

                          December 31, 1997 and 1996

                                    ASSETS
                                                         1997       1996
                                                         ----       ----

 CURRENT ASSETS
   Cash and cash equivalents                        $  215,117  $  263,637
   Accounts receivable                                  43,303       2,572
   Other receivables                                    48,428      15,092
   Prepaid expenses                                      8,483       9,785
                                                    ----------  ----------

      Total current assets                             315,331     291,086

 RESTRICTED DEPOSITS AND FUNDED RESERVES
   Tenant security deposits                             18,113      18,787
   Mortgage escrow deposits                             13,369      12,774
   Reserve for replacements                            210,559     297,906
                                                    ----------  ----------

                                                       242,041     329,467

 PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $4,057,912 and $3,787,391         3,768,007   3,979,215

 DEFERRED FINANCING COSTS, net of accumulated
   amortization of $62,526 and $58,461                  67,625      71,690
                                                    ----------  ----------

      Total assets                                  $4,393,004  $4,671,458
                                                    ==========  ==========

                       LIABILITIES AND PARTNERS' DEFICIT

 CURRENT LIABILITIES
   Current maturities of mortgage payable           $  119,880  $  106,768
   Accounts payable and accrued expenses                40,379      55,280
   Accrued interest payable                             60,082      60,082
   Rent deferred credits                                 4,013       3,787
                                                    ----------  ----------

      Total current liabilities                        224,354     225,917

 LONG-TERM LIABILITIES
   Mortgage payable, less current maturities         4,974,964   5,094,845
   Due to general partner                            1,072,952   1,072,952
   Tenants' security deposits                           16,472      16,617
                                                    ----------  ----------

      Total liabilities                              6,288,742   6,410,331

 PARTNERS' DEFICIT                                  (1,895,738) (1,738,873)
                                                    ----------  ----------
      Total liabilities and partners' deficit       $4,393,004  $4,671,458
                                                    ==========  ==========


                       See notes to financial statements

                       Quaker Meadows Apartments Company

                           STATEMENT OF OPERATIONS

                 Years ended December 31, 1997, 1996 and 1995

                                                1997        1996        1995
                                                ----        ----        ----

 Revenue
   Rental income                           $1,600,492  $1,592,837  $1,596,066
   Vacancies                                   (1,774)     (6,464)     (5,331)
   Financial revenue                           24,836      26,166      26,799
   Other income                                 1,718         371       1,035
                                           ----------  ----------  ----------

      Total revenue                         1,625,272   1,612,910   1,618,569

 Expenses
  Operating expenses
   Administration                             116,675     106,695     122,910
   Management fees to affiliate                63,958      63,511      63,546
   Utilities                                  136,254     125,632     125,584
   Maintenance and repairs                    287,880     252,230     310,136
   Insurance                                   14,026      15,286      15,416
   Real estate taxes                           50,624      43,376      65,161
                                           ----------  ----------  ----------

      Total operating expenses                669,417     606,730     702,753

  Nonoperating expenses
   Interest                                   641,632     660,698     671,237
   Depreciation and amortization              274,586     265,184     261,148
   Incentive management fee to affiliate       68,655      29,375      45,390
   Social services expenses                    32,757      16,387      23,062
                                           ----------  ----------  ----------

      Total nonoperating expenses           1,017,630     971,644   1,000,837
                                           ----------  ----------  ----------

      Total expenses                        1,687,047   1,578,374   1,703,590
                                           ----------  ----------  ----------

      EXCESS (DEFICIENCY) OF
         REVENUE OVER EXPENSES             $  (61,775) $   34,536  $  (85,021)
                                           ==========  ==========  ==========















                       See notes to financial statements

                       Quaker Meadows Apartments Company

                       STATEMENTS OF PARTNERS' DEFICIT

                 Years ended December 31, 1997, 1996 and 1995

                                         General    Limited
                                         Partner    Partner      Total
                                         -------    -------      -----

 Partners' deficit, December 31, 1994  $(323,862) $(1,242,095) $(1,565,957)

 Distributions                            (3,494)     (66,396)     (69,890)

 Excess of expenses over revenue          (4,251)     (80,770)     (85,021)
                                       ---------  -----------  -----------

 Partners' deficit, December 31, 1995   (331,607)  (1,389,261)  (1,720,868)

 Distributions                            (2,627)     (49,914)     (52,541)

 Excess of revenue over expenses           1,727       32,809       34,536
                                       ---------  -----------  -----------

 Partners' deficit, December 31, 1996   (332,507)  (1,406,366)  (1,738,873)

 Distributions                            (4,753)     (90,337)     (95,090)

 Excess of expenses over revenue          (3,089)     (58,686)     (61,775)
                                       ---------  -----------  -----------

 Partners' deficit, December 31, 1997  $(340,349) $(1,555,389  $(1,895,738)
                                       =========  ===========  ===========

 Profit and loss sharing percentage            5%         95%        100%
                                               =          ==         ===
























                      See notes to financial statements

                      Quaker Meadows Apartments Company

                           STATEMENTS OF CASH FLOWS

                    Years ended December 31, 1997 and 1996

                                                1997        1996        1995
                                                ----        ----        ----
 Cash flows from operating activities
   Rental income received                  $1,558,213  $1,591,659  $1,572,590
   Interest received                            6,268       9,327       3,163
   Other income received                       16,194           -      10,547
   Administrative expenses paid              (149,432)   (123,082)   (122,910)
   Management fees paid                       (63,958)    (68,922)    (63,546)
   Utilities paid                            (137,125)   (123,121)   (119,506)
   Maintenance and repair expenses paid      (301,910)   (240,803)   (315,873)
   Real estate taxes paid                     (50,624)    (43,376)    (65,161)
   Property insurance paid                    (12,724)    (14,677)    (16,081)
   Interest paid on mortgage                 (641,632)   (660,698)   (670,747)
   Incentive fees paid                        (68,655)    (29,375)    (68,452)
   (Increase) decrease in mortgage escrow
      deposits                                   (595)      4,164        (547)
   Net security deposits received (paid)          529       1,947      (1,148)
                                            ---------  ----------  ----------

      Net cash provided by operating
        activities                            154,549     303,043     142,329
                                           ----------  ----------  ----------

 Cash flows from investing activities
   Acquisition of land, building and
    equipment                                 (59,313)    (32,288)    (23,969)
   Decrease (increase) in reserve for
    replacements                               58,103     (14,208)     (7,313)
                                           ----------  ----------  ----------

      Net cash used in investing
        activities                             (1,210)    (46,496)    (31,282)
                                           ----------  ----------  -----------
 Cash flows from financing activities
   Repayment of mortgage payable             (106,769)    (94,935)    (84,413)
   Distributions                              (95,090)    (52,541)    (69,890)
                                           ----------  ----------  ----------
      Net cash used in financing
        activities                           (201,859)   (147,476)   (154,303)
                                           ----------  ----------  ----------

      NET (DECREASE) INCREASE IN
            CASH AND CASH EQUIVALENTS         (48,520)    109,071     (43,256)

 Cash and cash equivalents, beginning         263,637     154,566     197,822
                                           ----------  ----------  ----------
 Cash and cash equivalents, ending         $  215,117  $  263,637  $  154,566
                                           ==========  ==========  ==========












                       See notes to financial statements

                      Quaker Meadows Apartments Company

                 Years ended December 31, 1997, 1996 and 1995

                                                  1997        1996        1995
                                                  ----        ----        ----

 Reconciliation  of excess  (deficiency)
  of revenue  over  expenses to net cash
  provided by operating activities
   Excess (deficiency) of revenue over expenses $ (61,775) $ 34,536 $ (85,021) Adjustments to reconcile excess
    (deficiency) of revenue over expenses
     to net cash provided by operating activities
       Depreciation and amortization               274,586   265,184    261,148
       Interest earned on reserve for
        replacement                                (18,568)  (18,345)   (18,880)
       Changes in assets and liabilities
        (Increase) decrease in accounts
          receivable                               (26,255)    1,222    (10,806)
        (Increase) decrease in mortgage escrow
          deposits                                    (595)    4,164       (547)
      Decrease (increase) in tenants' security
          deposits - net                               529     1,947     (1,148)
      Decrease (increase) in prepaid expenses        1,302       609       (175)
      (Decrease) increase in accounts payable
         and accrued expenses                      (14,901)   12,458        341
      Increase (decrease) in rent deferred
         credits                                       226     1,268     (2,583)
                                                  --------  --------  ---------

         Net cash provided by operating
           activities                            $ 154,549  $303,043  $ 142,329
                                                 =========  ========  =========





























                      See notes to financial statements

                      Quaker Meadows Apartments Company

                        NOTES TO FINANCIAL STATEMENTS

                       December 31, 1997, 1996 and 1995



NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

      Quaker Meadows Apartments Company (the Partnership) was formed as a limited partnership under the laws of the State of Massachusetts on February 1, 1982, for the purpose of constructing and operating a rental housing project under Massachusetts Housing Finance Agency's (MHFA) housing program. The project consists of 104 units located in Lynn, Massachusetts, and is currently operating under the name of Quaker Meadows Apartments. All leases between the Partnership and tenants of the property are operating leases.

      Under a regulatory agreement with MHFA, the project is regulated as to cash distributions. Cash distributions, incentive management fees and resident council fees are limited to funds available for distribution as defined by MHFA.

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

Cash and Cash Equivalents
-------------------------

      Cash and cash equivalents consist of cash and repurchase agreements with maturities of three months or less when acquired, stated at cost which approximates fair value.

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

Reclassifications
-----------------

      Certain amounts in the 1996 financial statements have been reclassified in order to remain consistent with the 1997 financial statement presentation.

NOTE B - RESTRICTED DEPOSITS AND FUNDED RESERVES
------------------------------------------------

      At December 31, 1997 and 1996, the Partnership maintained tenant security deposits of $18,113 and $18,787, respectively, in interest bearing escrow bank accounts and U.S. Treasury Bills. The investment in a U.S. Treasury Bill is held to maturity and is carried at cost and approximates fair value.

      The Partnership also has a reserve for replacements and escrow funds totalling $223,928 and $310,680 at December 31, 1997 and 1996, respectively, on deposit with MHFA. These funds are held in interest bearing bank accounts which are carried at cost and approximate fair value.

NOTE C - MORTGAGE PAYABLE
-------------------------

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

      Aggregate maturities of the mortgage payable for the five years following December 31, 1997, are as follows:

                  December 31
                  -----------
                    1998          $119,880
                    1999          $135,044
                    2000          $151,877
                    2001          $170,808
                    2002          $190,640

      Management believes it is not practical to estimate the fair value of the mortgage payable to MHFA because programs with similar characteristics are not currently available to the Partnership.

NOTE D - HOUSING ASSISTANCE PAYMENT AGREEMENT
---------------------------------------------

      The Federal Housing Administration (FHA) has contracted with the Partnership under Section 8 of Title II of the Housing and Community Development Act of 1974, to make housing assistance payments to the Partnership on behalf of qualified tenants. The agreement expires May 2002, and has two five-year renewal options. Total housing assistance payments received during 1997, 1996 and 1995 were $1,312,610, $1,319,893 and $1,335,437, respectively.

NOTE E - RECONCILIATION OF FINANCIAL  STATEMENT EXCESS (DEFICIENCY) OF REVENUE
         OVER EXPENSES TO TAX BASIS (LOSS) INCOME
-------------------------------------------------------------------------------

      The reconciliation of the excess (deficiency) of revenue over expenses reported in the accompanying statement of operations with the (loss) income reported on the Federal income tax basis follows:

                                            1997       1996         1995
                                            ----       ----         ----
      Excess (deficiency) of revenue
        over expenses per statement
        of operations                   $(61,775)    $34,536    $(85,021)
      Decrease in depreciation            26,048      22,002       8,071
      Increase (decrease) in deferred
        rental income                        226       1,268      (2,583)
                                        --------     -------    --------

      (Loss) income for Federal income
         tax purposes                   $(35,501)    $57,806    $(79,533)
                                        ========     =======    ========
NOTE F - RELATED PARTY TRANSACTIONS
-----------------------------------

      At December 31, 1997 and 1996, due to the general partner consists of development advances totaling $1,072,952. These advances are non-interest bearing and payable from proceeds upon the sale or refinancing of the project as defined in the Partnership agreement.

      Management fees of 4% of gross receipts are paid to CMJ Management Company, Inc., an affiliate of the general partner, for its services as management agent to the project, pursuant to a management agreement approved by MHFA. Such fees amounted to $63,958, $63,511 and $63,546 for the years ended December 31, 1997, 1996 and 1995, respectively. In addition, CMJ Management Company, Inc., received incentive management fees of $68,655, $29,375 and $45,390 for the years ended December 31, 1997, 1996 and 1995 respectively.

      CMJ Management Company, Inc., an affiliate of the general partner, makes monthly expenditures (primarily payroll, central office accounting, direct marketing and insurance costs) on behalf of the Partnership which are reimbursed the following month.

NOTE G - CONCENTRATION OF CREDIT RISK
-------------------------------------

      The Partnership maintains operating cash balances, including repurchase agreements and security deposits held in trust with major financial institutions and its funded reserves with the mortgage lender. The Partnership has not experienced any losses with respect to bank balances in excess of government provided insurance. Management believes that no significant concentration to credit risk exists with respect to these cash balances as of December 31, 1997.

                         INDEPENDENT AUDITORS' REPORT



To the Partners
South Laurel Apartments
    Limited Partnership

      We have audited the accompanying balance sheets of South Laurel Apartments Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Laurel Apartments Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, the changes in partners' deficit and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                         /s/ Reznick Fedder & Silverman
                             --------------------------
                             REZNICK FEDDER & SILVERMAN



Baltimore, Maryland
January 27, 1998

                 South Laurel Apartments Limited Partnership

                                BALANCE SHEETS

                          December 31, 1997 and 1996

                                    ASSETS
                                                     1997         1996
                                                     ----         ----

 CURRENT ASSETS
   Cash and cash equivalents                      $  234,973   $   155,483
   Accounts receivable                                33,057        64,339
   Other receivables                                  11,258         9,324
   Prepaid expenses                                  152,302       158,653
                                                  ----------   -----------

      Total current assets                           431,590       387,799

 RESTRICTED DEPOSITS AND FUNDED RESERVES
   Tenants' security deposits                        111,904       107,903
   Mortgage escrow deposits                          160,348       183,239
   Reserve for replacement                           115,619       144,890
                                                  ----------   -----------

                                                     387,871       436,032

 PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $6,871,824 and $6,404,117       8,546,454     8,876,209

 DEFERRED FINANCING COSTS, net of accumulated
   amortization of $185,596 and $173,434             325,130       337,292
                                                  ----------   -----------

      Total assets                                $9,691,045   $10,037,332
                                                  ==========   ===========

                       LIABILITIES AND PARTNERS' DEFICIT

 CURRENT LIABILITIES
   Current maturities of mortgage payable         $  153,608   $   142,542
   Accounts payable and accrued expenses              81,431       139,704
   Accrued interest payable                           74,028        74,919
   Rent deferred credits                              11,392        23,237
   Deferred income - laundry                          35,000        40,000
                                                  ----------   -----------

      Total current liabilities                      355,459       420,402

 LONG-TERM LIABILITIES
   Mortgage payable, less current maturities      11,690,911    11,844,519
   Due to general partner                            645,989       645,989
   Tenants' security deposits                        111,904       104,816
                                                  ----------   -----------

      Total liabilities                           12,804,263    13,015,726

 PARTNERS' DEFICIT                                (3,113,218)   (2,978,394)
                                                  ----------   -----------

      Total liabilities and partners' deficit     $9,691,045   $10,037,332
                                                  ==========   ===========

                      See notes to financial statements

                  South Laurel Apartments Limited Partnership

                           STATEMENT OF OPERATIONS

                 Years ended December 31, 1997, 1996 and 1995

                                               1997        1996        1995
                                               ----        ----        ----

 Revenue
   Rental income                           $4,298,989  $4,246,199  $4,188,172
   Vacancies                                 (306,701)   (223,408)   (210,793)
   Financial revenue                           18,629      16,422      27,955
   Other income                               109,369      98,411      87,625
                                           ----------  ----------  ----------

      Total revenue                         4,120,286   4,137,624   4,092,959

 Expenses
  Operating expenses
   Marketing                                  148,625      73,482      56,439
   Administration                             334,976     375,096     368,243
   Utilities                                  485,153     505,851     556,935
   Management fee                             214,497     213,145     215,298
   Maintenance and repairs                    810,621   1,031,681     783,968
   Salaries                                   484,608     481,739     471,061
   Insurance                                   79,520      89,852      68,236
   Real estate taxes                          260,632     259,349     264,590
                                           ----------  ----------  ----------

      Total operating expenses              2,818,632   3,030,195   2,784,770

  Nonoperating expenses
   Interest                                   893,305     903,638     913,226
   Mortgage insurance premium                  59,553      60,243      60,882
   Depreciation and amortization              479,869     467,072     445,511
   Incentive management fee                         -           -         806
   Miscellaneous financial expenses             3,750       3,710       4,142
                                           ----------  ----------  ----------

      Total nonoperating expenses           1,436,477   1,434,663   1,424,567
                                           ----------  ----------  ----------

      Total expenses                        4,255,109   4,464,858   4,209,337
                                           ----------  ----------  ----------

 EXCESS OF EXPENSES OVER REVENUE           $ (134,823) $ (327,234) $ (116,378)
                                           ==========  ==========  ==========













                       See notes to financial statements

                  South Laurel Apartments Limited Partnership

                       STATEMENTS OF PARTNERS' DEFICIT

                 Years ended December 31, 1997, 1996 and 1995


                                                  Special       Class A       Class B
                                    General       Limited       Limited       Limited
                                    Partners      Partners      Partner       Partners        Total
                                    --------      --------      -------       --------        -----


Partners' deficit,
   December 31, 1994               $(101,603)   $(1,257,548)  $  (614,534)    $(486,903)    $(2,460,588)

Distributions                           (742)        (2,967)      (63,065)       (7,420)        (74,194)

Excess of expenses over revenue       (1,164)        (4,655)      (98,921)      (11,638)       (116,378)

                                   ---------    -----------   -----------     ---------     -----------

Partners' deficit,
   December 31, 1995                (103,509)    (1,265,170)     (776,520)     (505,961)     (2,651,160)

Excess of expenses over revenue       (3,272)       (13,089)     (278,150)      (32,723)       (327,234)
                                   ---------    -----------   -----------     ----------    -----------

Partners' deficit,
   December 31, 1996                (106,781)    (1,278,259)   (1,054,670)     (538,684)     (2,978,394)

Excess of expenses over revenue       (1,348)        (5,394)     (114,600)      (13,482)       (134,824)
                                   ---------    -----------   -----------     ----------    -----------

Partners' deficit,
   December 31, 1997               $(108,129)   $(1,283,653)  $(1,169,270)   $ (552,166)    $(3,113,218)
                                   =========    ===========   ===========    ==========     ===========

Profit and loss sharing percentage        1%             4%           85%           10%            100%
                                          =              =            ==            ==             ===






















                      See notes to financial statements

                  South Laurel Apartments Limited Partnership

                           STATEMENTS OF CASH FLOWS

                 Years ended December 31, 1997, 1996 and 1995

                                              1997          1996      1995
                                              ----          ----      ----

 Cash flows from operating activities
   Rental income received                  $4,011,723  $4,023,207  $3,970,997
   Interest received                           15,309      13,441      21,737
   Other income received                      102,435      94,716      82,130
   Administrative expenses paid              (671,622)   (624,524)   (616,037)
   Management fees paid                      (214,497)   (213,145)   (215,298)
   Utilities paid                            (492,180)   (516,504)   (543,544)
   Maintenance and repairs expenses paid   (1,113,418) (1,286,408) (1,026,412)
   Real estate taxes paid                    (260,467)   (252,822)   (265,876)
   Payroll taxes paid                         (39,245)    (45,010)    (45,663)
   Property insurance paid                    (44,875)    (47,772)    (46,696)
   Other taxes and insurance paid             (34,645)    (42,796)    (36,565)
   Mortgage insurance paid                    (59,158)    (60,243)     (1,465)
   Interest paid on mortgage                 (894,196)   (904,465)   (913,993)
   Miscellaneous financial expenses paid       (3,750)     (3,710)     (4,142)
   Decrease (increase) in mortgage escrow
      deposits                                 22,891     (24,153)     11,980
   Mortgagor entity expenses paid                   -           -        (806)
   Net security deposits received               3,088       1,129      10,659
                                            ---------   ----------  ---------

      Net cash provided by operating
        activities                            327,393      110,941    381,006
                                            ---------   ----------  ---------

 Cash flows from investing activities
   Additions to property and equipment       (137,952)    (141,563)  (270,501)
   Deposits to reserve for replacements       (52,520)     (52,520)   (52,520)
   Withdrawals from reserve for replacements   85,111       88,357     91,859
                                            ---------   ----------  ---------

      Net cash used in investing activities  (105,361)    (105,726)  (231,162)
                                            ---------   ----------  ---------

 Cash flows from financing activities
   Mortgage principal payments               (142,542)    (132,273)  (122,744)
   Distributions to partners                        -            -    (74,194)
                                            ---------   ----------  ---------

      Net cash used in financing activities  (142,542)    (132,273)  (196,938)
                                            ---------   ----------  ---------
      NET INCREASE (DECREASE) IN
             CASH AND CASH EQUIVALENTS         79,490    (127,058)    (47,094)

 Cash and cash equivalents, beginning         155,483      282,541    329,635
                                            ---------   ----------  ---------

 Cash and cash equivalents, ending          $ 234,973   $  155,483  $ 282,541
                                            =========   ==========  =========






                       See notes to financial statements

                  South Laurel Apartments Limited Partnership

                 Years ended December 31, 1997, 1996 and 1995

                                               1997        1996      1995
                                               ----        ----      ----

  Reconciliation of excess of expenses
    over revenue to net cash provided
    by operating activities
  Excess of expenses over revenue           $(134,824)  $(327,234)  $ (116,378)
  Adjustments to reconcile excess of
   expenses over revenue to net cash
   provided by operating activities
   Depreciation                               467,707     454,910      433,349
   Amortization                                12,162      12,162       12,162
   Interest earned on reserve for
     replacements                              (3,320)     (2,981)      (6,218)
   Changes in assets and liabilities
      Decrease (increase) in tenant accounts
        receivable                             31,282      33,847      (30,976)
      Decrease (increase) in accounts
        receivable - other                     (1,934)      1,305         (495)
      Decrease in prepaid expenses              6,351      12,513       43,106
      Decrease (increase) in mortgage
        escrow deposit                         22,891     (24,153)      10,659
      (Decrease) increase in accounts payable
        and accrued expenses                  (58,273)    (11,299)       4,990
      Decrease in accrued interest payable       (891)       (827)        (767)
      Tenants' security deposits received -
        net                                     3,087       1,129       11,980
      (Decrease) increase in rent - deferred
        credits                               (11,845)    (33,431)      24,594
      Decrease in deferred laundry income      (5,000)     (5,000)      (5,000)
                                            ---------   ---------   ----------

        Net cash provided by operating
          activities                       $  327,393   $ 110,941   $  381,006
                                           ==========   =========   ==========
























                      See notes to financial statements

                 South Laurel Apartments Limited Partnership

                        NOTES TO FINANCIAL STATEMENTS

                       December 31, 1997, 1996 and 1995


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

      South Laurel Apartments Limited Partnership (the Partnership) was formed as a limited partnership under the laws of the State of Maryland on June 30, 1983, for the purpose of constructing and operating a rental housing project under Section 221(d)(4) of the National Housing Act. The project consists of 520 units located in Laurel, Maryland, and is currently operating under the name of Villages at Montpelier. All leases between the Partnership and the tenants of the property are operating leases.

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

Cash and Cash Equivalents
-------------------------

      Cash and cash equivalents consist of cash and repurchase agreements with maturities of three months or less when acquired, stated at cost which approximates fair value.

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

NOTE B - RESTRICTED DEPOSITS AND FUNDED RESERVES
------------------------------------------------

      At December 31, 1997 and 1996, the Partnership maintained tenant security deposits of $111,904 and $107,903 in interest-bearing escrow bank accounts which are carried at cost and approximate fair value.

      The Partnership also has a reserve for replacements and escrow funds totaling $275,967 and $328,129 at December 31, 1997 and 1996, respectively, on deposit with Reilly Mortgage Group, Inc. These funds are held in interest-bearing bank accounts and a money market account which are carried at cost and approximate fair value.

NOTE C - MORTGAGE PAYABLE
-------------------------

      The mortgage is insured by the Federal Housing Administration (FHA) and collateralized by a deed of trust on the rental property. The mortgage, which is due December 1, 2023, is payable in equal monthly installments of principal and interest totaling $86,395 and bears interest at a rate of 7.5%. Interest incurred during 1997, 1996 and 1995 amounted to $893,305, $903,638 and $913,226, respectively.

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

      Aggregate maturities of the mortgage payable for the five years following December 31, 1997, are as follows:

               December 31,
               ------------
                  1998            $153,608
                  1999            $165,533
                  2000            $178,384
                  2001            $192,232
                  2002            $207,155

      Management believes it is not practical to estimate the fair value of the mortgage payable insured by HUD because programs with similar characteristics are not currently available to the Partnership.

NOTE D - HOUSING ASSISTANCE PAYMENT AGREEMENT
---------------------------------------------

      FHA contracted with the Partnership under Section 8 of Title II of the Housing and Community Development Act of 1974, to make housing assistance payments to the Partnership on behalf of qualified tenants for 20% of the rental units. The agreement expired July 31, 1997, and management has not applied for an extension of the agreement. Total housing assistance payments received during 1997, 1996 and 1995 were $506,366, $686,293 and $677,108, respectively.

NOTE E - RELATED PARTY TRANSACTIONS
-----------------------------------

Due to General Partner
----------------------

      At December 31, 1997 and 1996, due to general partner consists of unpaid development advances of $645,989. These advances are non-interest bearing and payable from proceeds upon sale or refinancing of the project after certain priority payments as defined in the Partnership agreement.

Management Fees
---------------

      Management fees of 5.25% of gross receipts are paid to CMJ Management Company, Inc., an affiliate of the general partner, for its services as management agent to the project pursuant to a management agreement approved by HUD. Such fees amounted to $214,497, $213,145 and $215,298 for the years ended December 31, 1997, 1996 and 1995, respectively. In addition, CMJ Management Company, Inc., received incentive management fees of $-0-, $-0- and $806 for the years ended December 31, 1997, 1996 and 1995, respectively.

Reimbursed Costs
----------------

      CMJ Management Company, Inc., an affiliate of the general partner, makes monthly expenditures (primarily payroll, central office accounting, direct marketing and insurance costs) on behalf of the Partnership which are reimbursed the following month.

NOTE F - TAX BASIS LOSS
-----------------------

      The reconciliation of the excess of expenses over revenue reported in the accompanying statement of operations with the loss reported on a Federal income tax basis follows:

                                            1997        1996        1995
                                            ----        ----        ----

      Excess of expenses over revenue
         per statements of operations     $(134,824)  $(327,234)  $(116,378)
      (Decrease) increase in deferred
         rental income and laundry
         income                             (16,844)   (138,431)     19,593
      Additional depreciation and
         amortization                      (166,665)   (186,827)   (181,224)
                                          ---------   ---------   ---------

      Loss for Federal income tax
         purposes                         $(318,333)  $(652,492)  $(278,009)
                                          =========   =========   =========

NOTE G - CONCENTRATION OF CREDIT RISK
-------------------------------------

      The Partnership maintains operating cash balances, including repurchase agreements and security deposits held in trust with major financial institutions and its funded reserves with the mortgage lender. The Partnership has not experienced any losses with respect to bank balances in excess of government provided insurance. Management believes that no significant concentration to credit risk exists with respect to these cash balances as of December 31, 1997.

                         INDEPENDENT AUDITORS' REPORT



To the Partners
Marvin Gardens Associates

      We have audited the accompanying balance sheets of Marvin Gardens Associates as of December 31, 1997 and 1996, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marvin Gardens Associates as of December 31, 1997 and 1996, and the results of its operations, the changes in partners' deficit and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                         /s/ Reznick Fedder & Silverman
                             --------------------------
                             REZNICK FEDDER & SILVERMAN


Baltimore, Maryland
January 28, 1998

                          Marvin Gardens Associates

                                BALANCE SHEETS

                          December 31, 1997 and 1996

                                    ASSETS
                                                      1997             1996
                                                      ----             ----

 CURRENT ASSETS
   Cash                                           $   30,259       $   21,173
   Accounts receivable                                 3,024            1,020
   Accounts receivable - tenant subsidy                1,441                -
   Prepaid expenses                                    4,022            6,532
                                                  ----------       ----------

      Total current assets                            38,746           28,725

 RESTRICTED DEPOSITS AND FUNDED RESERVES
   Tenant security deposits                            9,989            9,682
   Real estate tax impound fund                        7,190            6,290
   Replacement reserve fund                          118,306          138,463
   Insurance impound fund                             10,794            5,771
   Interest income receivable - impounds               1,665            1,206
                                                  ----------       ----------

                                                     147,944          161,412

 PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $1,112,978 and $1,038,242       1,308,333        1,376,899

 DEFERRED FINANCING COSTS, net of accumulated
   amortization of $20,945 and $19,572                25,424           26,797
                                                  ----------       ----------

      Total assets                                $1,520,447       $1,593,833
                                                  ==========       ==========

                       LIABILITIES AND PARTNERS' DEFICIT

 LIABILITIES
   Current maturities of mortgage payable         $   54,555       $   50,299
   Accounts payable                                   15,073           15,506
   Accrued expenses                                    5,063            3,947
   Deferred rental income                                366              264
                                                  ----------       ----------

      Total current liabilities                       75,057           70,016

 Mortgage payable, less current maturities         1,556,072        1,610,628
 Due to general partner                              194,019          194,019
 Tenants' security deposits                            7,217            7,105
                                                  ----------       ----------

      Total liabilities                            1,832,365        1,881,768

 PARTNERS' DEFICIT                                  (311,918)        (287,935)
                                                  ----------       ----------

      Total liabilities and partners' deficit     $1,520,447       $1,593,833
                                                  ==========       ==========

                       See notes to financial statements

                          Marvin Gardens Associates

                           STATEMENT OF OPERATIONS

                       December 31, 1997, 1996 and 1995


                                                1997        1996       1995
                                                ----        ----       ----
 Revenue
   Rental income                             $410,401    $410,364   $409,395
   Vacancies                                   (1,496)     (1,639)    (1,533)
   Financial revenue                            7,742       6,815      7,817
   Other income                                 8,405       4,321      3,174
                                             --------    --------   --------

      Total revenue                           425,052     419,861    418,853

 Expenses
  Operating expenses
   Administration                              25,512      17,356     15,866
   Utilities                                   29,201      23,833     27,992
   Management fee                              17,738      17,533     17,052
   Maintenance and repairs                     75,504      51,999     73,953
   Salaries                                    56,766      59,441     57,141
   Insurance                                    8,102       8,378      7,839
   Real estate taxes                           22,556      22,271     21,824
                                             --------    --------   --------

      Total operating expenses                235,379     200,811    221,667

 Nonoperating expenses
   Interest                                   133,514     137,438    141,056
   Depreciation and amortization               76,109      75,338     74,377
   Incentive management fee                         -           -     12,090
                                             --------    --------   --------

      Total nonoperating expenses             209,623     212,776    227,523
                                             --------    --------   --------
      Total expenses                          445,002     413,587    449,190
                                             --------    --------   --------

      EXCESS (DEFICIENCY) OF
          REVENUE OVER EXPENSES              $(19,950)   $  6,274   $(30,337)
                                             ========    ========   ========










                       See notes to financial statements

                          Marvin Gardens Associates

                       STATEMENTS OF PARTNERS' DEFICIT

                       December 31, 1997, 1996 and 1995


                                                   Special
                                     General       Limited      Limited
                                     Partners      Partners     Partner      Total
                                     --------      --------     -------      -----

 Balance, December 31, 1994         $(8,282)      $(67,248)     $(160,129)   $(235,659)

 Distributions                         (282)        (1,129)       (26,802)     (28,213)

 Excess of expenses over revenue       (303)        (1,214)       (28,820)     (30,337)
                                    -------       --------      ---------    ---------

 Balance, December 31, 1995          (8,867)       (69,591)      (215,751)    (294,209)

 Excess of revenue over expenses         63            251          5,960        6,274
                                    -------       --------      ---------    ---------

 Balance, December 31, 1996          (8,804)       (69,340)      (209,791)    (287,935)

 Distributions                          (40)          (161)        (3,832)      (4,033)

 Excess of expenses over revenue       (199)          (798)       (18,953)     (19,950)
                                    -------       --------      ---------    ---------

 Balance, December 31, 1997         $(9,043)      $(70,299)     $(232,576)   $(311,918)
                                    =======       ========      =========    =========

 Profit and loss sharing percentage      1%             4%            95%         100%
                                         =              =             ==          ===
























                       See notes to financial statements

                          Marvin Gardens Associates

                           STATEMENTS OF CASH FLOWS

                       December 31, 1997, 1996 and 1995


                                                1997        1996        1995
                                                ----        ----        ----

 Cash flows from operating activities
   Rental income received                    $405,562    $409,972    $409,707
   Interest received                            1,256       1,011       1,797
   Other income received                        8,405       4,321       3,074
   Administrative expenses paid               (25,512)    (17,356)    (15,866)
   Management fees paid                       (17,738)    (17,533)    (16,952)
   Utilities paid                             (28,085)    (23,833)    (26,892)
   Salaries and wages paid                    (52,567)    (46,384)    (43,690)
   Maintenance and repairs expenses paid      (75,937)    (51,326)    (74,165)
   Real estate taxes paid                     (22,556)    (22,271)    (21,824)
   Payroll taxes paid                          (4,199)    (13,057)    (13,281)
   Property and other insurance paid           (5,592)     (8,267)     (8,436)
   Interest paid on mortgage                 (133,514)   (137,438)   (141,056)
   (Increase) decrease in real estate tax
      impound fund                               (900)       (162)        191
   Incentive management fee paid                    -           -     (12,090)
   Increase in insurance impound fund          (5,023)     (1,581)       (288)
   Net security deposits paid                    (195)       (296)       (189)
                                             --------    --------    --------

      Net cash provided by operating
        activities                             43,405      75,800      40,040
                                             --------    --------    --------

 Cash flows from investing activities
   Additions to property and equipment         (6,170)     (7,425)    (32,836)
   Deposits to reserve for replacements       (16,128)    (16,128)    (16,064)
   Withdrawals from reserve for
     replacements                              42,312           -      29,398
                                             --------    --------    --------

      Net cash provided by (used in)
        investing activities                   20,014     (23,553)    (19,502)
                                             --------    --------    --------


 Cash flows from financing activities
   Repayment of mortgage payable              (50,300)    (46,375)    (42,757)
   Distributions                               (4,033)          -     (28,213)
                                             --------    --------    --------

      Net cash used in financing activities   (54,333)    (46,375)    (70,970)
                                             --------    --------    --------

   NET INCREASE (DECREASE) IN CASH              9,086       5,872     (50,432)

 Cash and cash equivalents, beginning          21,173      15,301      65,733
                                             --------    --------    --------

 Cash and cash equivalents,  ending          $ 30,259    $ 21,173    $ 15,301
                                             ========    ========    ========


                       See notes to financial statements

                          Marvin Gardens Associates

                       December 31, 1997, 1996 and 1995


                                                1997        1996        1995
                                                ----        ----        ----

 Reconciliation of excess (deficiency) of
 revenue over expenses to net cash
 provided by operating activities
   Excess  (deficiency)  of revenue
     over  expenses                          $ (19,950)     $  6,274 $  (30,337)
   Adjustments to reconcile excess
     (deficiency) of revenue over
     expenses to net cash provided
     by operating activities
   Depreciation                                 74,736        73,965     73,037
   Amortization of deferred financing costs      1,373         1,373      1,340
   Interest earned on reserve for
     replacements                               (6,027)       (5,796)    (6,020)
   Changes in assets and liabilities:
     (Increase) decrease in accounts
       receivable - tenant subsidy              (1,441)        3,221       (185)
     Increase in accounts receivable            (2,004)         (183)       (25)
     Increase in interest income
       receivable -impounds                       (459)           (8)      (100)
     Decrease (increase) in prepaid expenses     2,510           111       (597)
     (Increase) decrease in real estate
       tax impound fund                           (900)         (162)       191
     Increase in insurance impound fund         (5,023)       (1,581)      (288)
     (Decrease) increase in accounts
       payable - trade                            (433)          967        803
     Increase (decrease) in accrued expenses     1,116          (294)       355
     Decrease (increase) in deferred rent
       credits                                     102        (1,791)     2,055
     Net security deposits paid                   (195)         (296)      (189)
                                             ---------      -------- ----------

        Net cash provided by operating
           activities                        $  43,405      $ 75,800 $   40,040
                                             =========      ======== ==========


















                       See notes to financial statements

                          Marvin Gardens Associates

                        NOTES TO FINANCIAL STATEMENTS

                       December 31, 1997, 1996 and 1995



NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

      Marvin Gardens Associates (the Partnership) is a California limited partnership which commenced operations in February 1983. The Partnership owns and operates a 37-unit rental housing project (the Project). The Project operates under Section 8 of the National Housing Act and, therefore, receives monthly rental subsidies from the U.S. Department of Housing and Urban Development (HUD). The agreement expires in July 2003, and has two five year renewal options. For the years ended December 31, 1997, 1996 and 1995, rental subsidies for the Project totaled $328,830, $324,129, and $337,072, respectively. All leases between the Partnership and the tenants of the property are operating leases.

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

NOTE B - RESTRICTED DEPOSITS AND FUNDED RESERVES
------------------------------------------------

      At December 31, 1997 and 1996, the Partnership maintained tenant security deposits of $9,989 and $9,682, respectively, in an interest bearing escrow bank account and a certificate of deposit which are carried at cost and approximate fair value.

      The Partnership also has a reserve for replacements and escrow funds totalling $137,955 and $151,730 at December 31, 1997 and 1996, respectively, on deposit with CHFA. These funds are held in interest bearing bank accounts which are carried at cost and approximate fair value.

NOTE C - MORTGAGE PAYABLE
-------------------------

      The mortgage payable represents a mortgage from the CHFA which is due on June 1, 2013, and is collateralized by a deed of trust on the rental property and the CHFA has been granted a security interest in rental subsidies. The terms of the mortgage require monthly principal and interest payments of $15,310 and bear interest at the rate of 8.15%. Interest charged to operations during 1997, 1996 and 1995 amounted to $133,514, $137,438 and $141,056, respectively. Terms of the mortgage agreement also require monthly escrow deposits to be made to fund real estate tax, insurance, and a replacement reserve account.

      The liability of the Partnership under the mortgage is limited to the underlying value of the real estate, plus other amounts deposited with the lender.

      Aggregate maturities of the mortgage payable for the five years following December 31, 1997, are as follows:

                   December 31,
                   ------------

                       1998        $54,555
                       1999        $59,171
                       2000        $64,178
                       2001        $69,908
                       2002        $75,498

      Management believes it is not practical to estimate the fair value of the mortgage payable to CHFA because programs with similar characteristics are not currently available to the Partnership.

NOTE D - RECONCILIATION OF FINANCIAL STATEMENT INCOME (LOSS) TO TAX BASIS LOSS
------------------------------------------------------------------------------

      The reconciliation of the excess (deficiency) of revenue over expenses reported in the accompanying statements of operations with the loss reportable on a Federal income tax basis for the years ended December 31, 1997, 1996 and 1995, are as follows:

                                                1997        1996        1995
                                                ----        ----        ----

      Excess (deficiency) of revenue
        over expenses per
        statements of operations            $  (19,950)  $   6,274   $ (30,337)
      Additional depreciation for
        tax purposes                           (11,448)    (13,924)    (12,556)
      Deferred rental income adjustments           102      (1,790)      2,055
                                            ----------   ---------   ---------

      Loss for Federal income tax purposes  $  (31,296)  $  (9,440)  $ (40,838)
                                            ==========   =========   =========

NOTE E - RELATED PARTY TRANSACTIONS
-----------------------------------

      At December 31, 1997 and 1996, due to developer/general partner consisted of development advances of $194,019. These advances are non-interest bearing and payable from proceeds upon sale or refinancing of the Project after certain priority payments as defined in the Partnership agreement.

      The Partnership has a contractual management agreement with CMJ Management Company, Inc., an affiliate of the general partner, to provide property management services for the Project. CMJ Management Company, Inc. has hired an unaffiliated management agent to provide those services on its behalf. Total management fees paid for each of the years ended December 31, 1997, 1996 and 1995 were $17,738, $17,533 and $17,052, respectively. Effective September 1994, CMJ Management Company, Inc. receives 30% of the monthly fee which totaled $5,321, $5,112 and $5,082 for the year ended December 31, 1997, 1996 and 1995, respectively. In addition, CMJ Management Company, Inc. received incentive management fees totalling $12,090 in 1995. No incentive management fees have been incurred for 1997 and 1996.

NOTE F - CONCENTRATION OF CREDIT RISK
-------------------------------------

      The Partnership maintains operating cash balances and security deposits held in trust with major financial institutions and its funded reserves with the mortgage lender. The Partnership has not experienced any losses with respect to bank balances in excess of government provided insurance. Management believes that no significant concentration to credit risk exists with respect to these cash balances as of December 31, 1997.

                         INDEPENDENT AUDITORS' REPORT



To the Partners
Colonial Farms, Ltd.

      We have audited the accompanying balance sheets of Colonial Farms, Ltd. as of December 31, 1997 and 1996, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colonial Farms, Ltd. as of December 31, 1997 and 1996, and the results of its operations, the changes in partners' deficit and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                         /s/ Reznick Fedder & Silverman
                             --------------------------
                             REZNICK FEDDER & SILVERMAN


Baltimore, Maryland
February 6, 1998

                             Colonial Farms Ltd.

                                BALANCE SHEETS

                          December 31, 1997 and 1996

                                    ASSETS
                                                      1997            1996
                                                      ----            ----

 CURRENT ASSETS
   Cash and cash equivalents                       $  72,579       $  136,724
   Rents receivable                                   12,634            4,624
   Prepaid expenses                                    3,021            9,446
                                                   ---------       ----------

      Total current assets                            88,234          150,794

 RESTRICTED DEPOSITS AND FUNDED RESERVES
   Tenants' security deposits                         23,520           22,193
   Real estate tax impound fund                       13,228           12,435
   Replacement reserve fund                          235,940          227,316
   Insurance impound fund                             16,164            9,510
   Reserve fund for operations                        41,172           41,139
   Interest income receivable - impounds               3,631            2,349
                                                  ----------       ----------

                                                     333,655          314,942

 PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $1,938,862 and $1,812,966       2,164,787        2,269,317

 DEFERRED FINANCING COSTS, net of accumulated
   amortization of $35,863 and $33,586                39,904           42,181
                                                  ----------       ----------

      Total assets                                $2,626,580       $2,777,234
                                                  ==========       ==========

                      LIABILITIES AND PARTNERS' DEFICITS

 LIABILITIES
   Current maturities of mortgage payable         $   84,159       $   76,827
   Accounts payable                                   21,127           31,634
   Accrued expenses                                   27,789           33,494
   Deferred rental income                                464              372
                                                  ----------       ----------

      Total current liabilities                      133,539          142,327

 Mortgage payable, less current maturities         2,628,942        2,713,101
 Due to general partner                              318,115          318,115
 Tenants' security deposits                           18,166           17,238
                                                  ----------       ----------

      Total liabilities                            3,098,762        3,190,781

 PARTNERS' DEFICIT                                  (472,182)        (413,547)
                                                  ----------       ----------

      Total liabilities and partners' deficit     $2,626,580       $2,777,234
                                                  ==========       ==========


                       See notes to financial statements

                             Colonial Farms, Ltd.

                           STATEMENT OF OPERATIONS

                 Years ended December 31, 1997, 1996 and 1995


                                                1997        1996        1995
                                                ----        ----        ----

 Revenue
   Rental income                             $785,784    $786,180    $785,378
   Vacancies                                   (7,410)     (9,462)    (24,535)
   Financial revenue                           17,490      15,910      16,256
   Other income                                23,694      19,315      10,237
                                             --------    --------    --------

      Total revenue                           819,558     811,943     787,336

 Operating expenses
   Administrative                              34,428      29,578      22,779
   Utilities                                   34,619      32,942      31,659
   Management fee                              42,640      38,060      39,600
   Maintenance and repairs                    155,984     129,475     144,185
   Salaries                                    79,871      73,791      65,249
   Insurance                                   12,135      12,794      12,074
   Property taxes                              41,368      40,322      39,762
                                             --------    --------    --------

      Total operating expenses                401,045     356,962     355,308

  Nonoperating expenses
   Interest                                   244,011     258,803     264,913
   Depreciation and amortization              128,173     124,258     119,893
   Incentive management fee                     7,060       7,060      16,435
   Earned surplus reimbursement                69,666       2,610      63,571
                                             --------    --------    --------

      Total nonoperating expenses             448,910     392,731     464,812
                                             --------    --------    --------

      Total expenses                          849,955     749,693     820,120
                                             --------    --------    --------

      EXCESS (DEFICIENCY) OF
          REVENUE OVER EXPENSES              $(30,397)  $  62,250    $(32,784)
                                             ========   =========    ========














                       See notes to financial statements

                             Colonial Farms, Ltd.

                       STATEMENTS OF PARTNERS' DEFICIT

                 Years ended December 31, 1997, 1996 and 1995

                                                  Special
                                   General        Limited     Limited
                                   Partner        Partner     Partner     Total
                                   -------        -------     -------     -----

 Balance, December 31, 1994        $(22,211)     $(92,943)   $(257,320)  $(372,474)

 Distributions                         (846)       (1,269)     (40,186)    (42,301)

 Excess of expenses over revenue       (656)         (983)     (31,145)    (32,784)
                                   --------      --------    ---------   ---------

 Balance, December 31, 1995         (23,713)      (95,195)    (328,651)   (447,559)

 Distributions                         (565)         (846)     (26,827)    (28,238)

 Excess of revenue over expenses      1,245         1,868       59,137      62,250
                                   --------      --------    ---------   ---------

 Balance, December 31, 1996         (23,033)      (94,173)    (296,341)   (413,547)

 Distributions                         (565)         (847)     (26,826)    (28,238)

 Excess of expenses over revenue       (608)         (912)     (28,877)    (30,397)
                                   --------      --------    ---------   ---------

 Balance, December 31, 1997        $(24,206)     $(95,932)   $(352,044)  $(472,182)
                                   ========      ========    =========   =========

 Profit and loss sharing percentage      2%            3%          95%        100%
                                         ==            ==          ===        ====























                       See notes to financial statements

                             Colonial Farms, Ltd.

                           STATEMENTS OF CASH FLOWS

                 Years ended December 31, 1997, 1996 and 1995

                                                1997        1996        1995
                                                ----        ----        ----

 Cash flows from operating activities
   Rental income received                    $770,456    $778,056    $751,795
   Interest received                            5,597       5,311       5,901
   Other income received                       23,694      19,315      10,237
   Residual receipts reimbursement paid       (69,666)     (2,610)    (63,571)
   Administrative expenses paid               (34,427)    (29,578)    (22,779)
   Management fees paid                       (42,640)    (38,060)    (39,500)
   Utilities paid                             (40,324)    (32,942)    (33,372)
   Salaries and wages paid                    (67,643)    (64,278)    (56,258)
   Maintenance and repairs expenses paid     (166,492)   (120,190)   (141,608)
   Real estate taxes paid                     (41,368)    (40,322)    (39,762)
   Payroll taxes paid                         (12,228)     (9,513)     (8,116)
   Property and other insurance paid           (5,710)    (13,451)    (12,658)
   Interest paid on mortgage                 (244,011)   (258,803)   (264,913)
   Incentive management fee paid               (7,060)     (7,060)    (16,435)
   (Increase) decrease in reserve fund
      for operations                              (33)       (358)      2,697
   (Increase) decrease in real estate tax
      impound fund                               (793)      2,083      (1,007)
   Increase in insurance impound fund          (6,654)     (2,487)     (1,852)
   Net security deposits (paid) received         (399)        241        (407)
                                            ---------    --------   ---------

      Net cash provided by operating
        activities                             60,299     185,354      68,392
                                            ---------    --------   ---------

 Cash flows from investing activities
   Purchases of equipment                     (21,366)    (25,928)    (37,922)
   Deposits to reserve for replacements       (22,404)    (22,404)    (22,384)
   Withdrawals from reserve for
     replacements                              24,391      37,933      13,139
                                            ---------    --------   ---------

      Net cash used in investing
        activities                            (19,379)    (10,399)    (47,167)
                                            ---------    --------   ---------

 Cash flows from financing activities
   Repayment of mortgage payable              (76,827)    (70,134)    (64,024)
   Distributions                              (28,238)    (28,238)    (42,301)
                                            ---------    --------   ---------

      Net cash used in financing activities  (105,065)    (98,372)   (106,325)
                                            ---------    --------   ---------

      NET (DECREASE) INCREASE IN CASH AND
            CASH EQUIVALENTS                  (64,145)     76,583     (85,100)

 Cash and cash equivalents, beginning         136,724      60,141     145,241
                                            ---------    --------   ---------

 Cash and cash equivalents, ending          $  72,579   $ 136,724   $  60,141
                                            =========   =========   =========





                      See notes to financial statements

                             Colonial Farms, Ltd.

                 Years ended December 31, 1997, 1996 and 1995

                                                                1997        1996        1995
                                                                ----        ----        ----

Reconciliation of excess (deficiency) of revenue over
   expenses to net cash provided by operating activities
   Excess (deficiency) of revenue over expenses             $  (30,397) $  62,250   $  (32,784)
   Adjustments to reconcile excess (deficiency) of
   revenue over expenses to net cash provided by
   operating activities
      Depreciation                                             125,896    121,981      117,616
      Amortization of deferred financial costs                   2,277      2,277        2,277
      Interest earned on reserve for replacements              (10,611)   (10,681)     (10,189)
      Changes in assets and liabilities
        (Increase) decrease in tenant accounts receivable       (8,010)     1,337       (2,275)
        Decrease (increase) in prepaid expenses                  6,425       (657)        (584)
        (Increase) decrease in interest income
           receivable - impounds                                (1,282)        82         (166)
        Net tenants' security deposits (paid) received            (399)       241         (407)
        (Increase) decrease in real estate tax impound fund       (793)     2,083       (1,007)
        Increase in insurance impound fund                      (6,654)    (2,487)      (1,852)
        Increase in reserve fund for operations                    (33)      (358)       2,697
        (Decrease) increase in accounts payable                (10,507)     9,525       (5,615)
        (Decrease) increase in accrued expenses                 (5,705)      (242)         406
        Increase in rent deferred credits                           92          3          275
                                                            ----------  ---------  -----------
            Net cash provided by operating activities       $   60,299  $ 185,354  $    68,392
                                                            ==========  =========  ===========

























                      See notes to financial statements

                             Colonial Farms, Ltd.

                        NOTES TO FINANCIAL STATEMENTS

                       December 31, 1997, 1996 and 1995


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

      Colonial Farms, Ltd. (the Partnership) is a California limited partnership which commenced operations in February 1983. The Partnership owns and operates a 100-unit residential project (the Project) located in Modesto, California. The Project operates under Section 8 of the National Housing Act and therefore, receives monthly rental subsidies from the U.S. Department of Housing and Urban Development (HUD). The agreement expires June 2002, and has two five-year renewal options. For the years ended December 31, 1997, 1996 and 1995, rental subsidies for the Project totaled $579,485, $613,093 and $586,267, respectively. All leases between the Partnership and the tenants of the property are operating leases.

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

Cash and Cash Equivalents
-------------------------

      Cash and cash equivalents include cash, money market accounts and U.S. Treasury bills, with a maturity of three months or less when acquired, stated at cost which approximate fair value.

Property and Equipment
----------------------

      Property and equipment are carried at cost. The Partnership provides for depreciation by using the straight-line method over estimated useful lives.

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


NOTE B - RESTRICTED DEPOSITS AND FUNDED RESERVES
------------------------------------------------

      At December 31, 1997 and 1996, the Partnership maintained tenant security deposits of $23,520 and $22,193 in an interest bearing escrow bank account and a certificate of deposit which are carried at cost and approximate fair value.

      The Partnership also has a reserve for replacements and escrow funds totalling $310,135 and $292,749 at December 31, 1997 and 1996, respectively, on deposit with CHFA. These funds are held in interest bearing bank accounts which are carried at cost and approximate fair value.

NOTE C - MORTGAGE PAYABLE
-------------------------

      The mortgage payable represents a permanent mortgage from the CHFA which is due on June 1, 2013, and is collateralized by a deed of trust on the rental property and the CHFA has been granted a security interest in rental subsidies. The terms of the mortgage require annual interest of 9.15% and monthly principal and interest payments of $27,411. Interest charged to operations during 1997, 1996, and 1995 amounted to $244,011, $258,803, and $264,913, respectively. Terms of the loan agreement require that monthly escrow deposits be made to fund real estate tax, insurance and replacement reserve escrow accounts.

      The liability of the Partnership under the mortgage is limited to the underlying value of the real estate, plus other amounts deposited with the lender.

      Aggregate maturities of the mortgage payable for the five years following December 31, 1997, are as follows:

                        December 31,
                        ------------
                           1998       $   84,159
                           1999       $   92,191
                           2000        $ 110,990
                           2001        $ 110,637
                           2002        $ 121,186

      Management believes it is not practical to estimate the fair value of the mortgage payable to CHFA because programs with similar characteristics are not currently available to the Partnership.

NOTE D - RECONCILIATION OF FINANCIAL STATEMENT OF EXCESS (DEFICIENCY) TO TAX BASIS INCOME (LOSS)
-------------------------------------------------------------------------------

      The reconciliation of the excess (deficiency) of revenue over expenses reported in the statements of operations with the (loss) income reported on a Federal income tax return for the years ended December 31, 1997, 1996, and 1995 follows:

                                                1997        1996        1995
                                                ----        ----        ----

(Deficiency) excess of revenue over
   expenses                                  $ (30,397)    $62,250    $(32,784)
Additional depreciation for tax purposes       (19,460)    (20,336)    (17,603)
Deferred rental income adjustments                  90           3         275
                                             ---------     -------    --------

(Loss) income for Federal income
  tax purposes                               $ (49,767)    $41,917    $(50,112)
                                             =========     =======    ========

NOTE E - RELATED PARTY TRANSACTIONS
-----------------------------------

      At December 31, 1997 and 1996, due to developer/general partner consisted of development advances of $318,115. These advances are non-interest bearing and payable from proceeds upon sale or refinancing of the Project after certain priority payments as defined in the Partnership agreement.

      The Partnership has a contractual management agreement with CMJ Management Company, Inc., an affiliate of the general partner, to provide property management services for the Project. CMJ Management Company, Inc. has hired an unaffiliated management agent to provide these services on its behalf. Total management fees for the years ended December 31, 1997, 1996, and 1995 were $42,640, $38,060 and $39,600, respectively. CMJ Management Company, Inc. also is entitled to receive an incentive management fee. For the years ended December 31, 1997, 1996 and 1995, incentive fees charged for the project totaled $7,060, $7,060 and $16,435, respectively, in accordance with the terms of the supplemental management agreement.

NOTE F - CONCENTRATION OF CREDIT RISK
-------------------------------------

      The Partnership maintains operating cash balances and security deposits held in trust with major financial institutions and its funded reserves with the mortgage lender. The Partnership has not experienced any losses with respect to bank balances in excess of government provided insurance. Management believes that no significant concentration to credit risk exists with respect to these cash balances as of December 31, 1997.

                         INDEPENDENT AUDITORS' REPORT


To the Partners
Holbrook Apartments Company

      We have audited the accompanying balance sheets of Holbrook Apartments Company as of December 31, 1997 and 1996, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holbrook Apartments Company as of December 31, 1997 and 1996, and the results of its operations, the changes in partners' deficit and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





                         /s/ Reznick Fedder & Silverman
                             --------------------------
                             REZNICK FEDDER & SILVERMAN


Baltimore, Maryland
January 23, 1998

                         Holbrook Apartments Company

                                BALANCE SHEETS

                          December 31, 1997 and 1996

                                    ASSETS
                                                            1997        1996
                                                            ----        ----

 CURRENT ASSETS
   Cash and cash equivalents                          $   507,878 $   631,608
   Accounts receivable                                      3,296       2,153
   Other receivables                                        9,640      28,548
   Prepaid expenses                                        16,022      17,641
   Other current assets                                         -         475
                                                      ----------- -----------

      Total current assets                                536,836     680,425

 RESTRICTED DEPOSITS AND FUNDED RESERVES
   Mortgage escrow deposits                                76,359      61,069
   Reserve for replacements                               458,768     444,420
                                                      ----------- -----------
                                                          535,127     505,489

 PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $4,160,211 and $3,905,567            5,462,169   5,664,784

 DEFERRED FINANCING COSTS, net of accumulated
   amortization of $222,158 and $208,617                  331,793     345,334
                                                      ----------- -----------

      Total assets                                    $ 6,865,925 $ 7,196,032
                                                      =========== ===========

                       LIABILITIES AND PARTNERS' DEFICIT

 CURRENT LIABILITIES
   Current maturities of mortgage payable             $   102,574 $    95,185
   Accounts payable and accrued expenses                   33,168     179,824
   Accrued interest payable                                45,949      46,543
   Rent deferred credits                                   11,559      15,274
                                                      ----------- -----------

      Total current liabilities                           193,250     336,826

 LONG-TERM LIABILITIES
   Mortgage payable, less current maturities            7,249,207    7,351,781
                                                      ----------- -----------

      Total liabilities                                 7,442,457   7,688,607

 PARTNERS' DEFICIT                                       (576,532)   (492,575)
                                                      ----------- -----------

      Total liabilities and partners' deficit         $ 6,865,925 $ 7,196,032
                                                      =========== ===========





                      See notes to financial statements

                          Holbrook Apartments Company

                           STATEMENTS OF OPERATIONS

                 Years ended December 31, 1997, 1996 and 1995

                                                1997        1996        1995
                                                ----        ----        ----

 Revenue
   Rental income                           $2,079,319  $2,068,855  $2,062,798
   Vacancies                                   (4,727)     (1,985)       (486)
   Financial revenue                           35,842      27,267      34,734
   Other income                                 8,608       7,176       6,381
                                           ----------  ----------  ----------

      Total revenue                         2,119,042   2,101,313   2,103,427

 Expenses
  Operating expenses
   Marketing                                    1,789         366         208
   Administration                             132,704     126,269     120,673
   Utilities                                  112,614      85,403      77,662
   Management fee                              98,776      99,025      98,221
   Maintenance and repairs                    173,586     200,197     195,276
   Salaries                                   195,869     198,148     170,174
   Insurance                                   34,981      49,036      40,196
   Real estate taxes                          181,311     182,616     197,441
                                           ----------  ----------  ----------


      Total operating expenses                931,630     941,060     899,851

  Nonoperating expenses
   Interest                                   554,700     561,600     568,003
   Mortgage insurance premium                  36,979      37,438      37,865
   Depreciation and amortization              268,185     261,682     248,580
   Incentive management fee                   146,297     133,795     137,695
                                           ----------  ----------  ----------


      Total nonoperating expenses           1,006,161     994,515     992,143
                                           ----------  ----------  ----------

      Total expenses                        1,937,791   1,935,575   1,891,994
                                           ----------  ----------  ----------


      EXCESS OF REVENUE OVER
           EXPENSES                        $  181,251  $  165,738  $  211,433
                                           ==========  ==========  ==========













                      See notes to financial statements

                          Holbrook Apartments Company

                       STATEMENTS OF PARTNERS' DEFICIT

                 Years ended December 31, 1997, 1996 and 1995



                                           General        Limited
                                           Partner        Partner        Total
                                           -------        -------        -----


 Partners' deficit, December 31, 1994    $ (566,946)      $ 195,960     $ (370,986)

 Distributions                              (37,846)       (214,459)      (252,305)

 Excess of revenue over expenses             31,715         179,718        211,433
                                         ----------      ----------    -----------

 Partners' deficit, December 31, 1995      (573,077)        161,219       (411,858)

 Distributions                              (36,968)       (209,487)      (246,455)

 Excess of revenue over expenses             24,861         140,877        165,738
                                         ----------      ----------    -----------

 Partners' deficit, December 31, 1996      (585,184)         92,609       (492,575)

 Distributions                              (39,781)       (225,427)      (265,208)

 Excess of revenue over expenses             27,188         154,063        181,251
                                         ----------      ----------    -----------

 Partners' deficit, December 31, 1997    $(597,777)      $   21,245    $  (576,532)
                                         =========       ==========    ===========

 Profit and loss sharing percentage          15%               85%           100%
                                             ==                ==            ===





















                      See notes to financial statements

                          Holbrook Apartments Company

                           STATEMENTS OF CASH FLOWS

                 Years ended December 31, 1997, 1996 and 1995

                                                1997        1996        1995
                                                ----        ----        ----

 Cash flows from operating activities
   Rental income received                  $2,069,734  $2,083,642  $2,059,803
   Interest received                           15,185      13,786      14,645
   Other income received                       28,030           -       9,418
   Administrative expenses paid              (182,895)   (173,537)   (166,891)
   Management fees paid                       (98,776)    (99,025)    (98,221)
   Utilities paid                            (119,299)    (88,920)    (88,787)
   Maintenance and repairs expenses paid     (446,319)   (197,997)   (303,582)
   Real estate taxes paid                    (181,311)   (182,616)   (197,441)
   Payroll taxes paid                         (14,705)    (15,854)    (16,316)
   Property insurance paid                    (14,811)    (26,982)    (18,192)
   Other taxes and insurance paid             (18,631)    (21,339)    (22,335)
   Interest paid on mortgage                 (555,294)   (562,152)   (568,516)
   Mortgage insurance paid                    (36,899)    (37,367)    (37,797)
   (Increase) decrease in mortgage
      escrow deposits                         (15,290     (18,174)     10,330
   Mortgagor entity expenses paid            (146,297)   (133,795)   (137,695)
                                         ------------  ----------  ----------

      Net cash provided by operating
        activities                            282,422     539,670     438,423
                                         ------------  ----------  ----------

 Cash flows from investing activities
   Additions to property and equipment        (52,029)   (111,023)    (86,045)
   Deposits to reserve for replacements       (40,920)    (40,720)    (40,680)
   Withdrawals from reserve for
      replacements                             47,190      91,862           -
                                         ------------  ----------  ----------

      Net cash used in investing
        activities                            (45,759)    (59,881)   (126,725)
                                         ------------  ----------  ----------

 Cash flows from financing activities
   Repayment of mortgage payable              (95,185)    (88,328)    (81,964)
   Distributions paid to partners            (265,208)   (246,455)   (252,305)
                                         ------------  ----------  ----------

   Net cash used in financing activities     (360,393)   (334,783)   (334,269)
                                         ------------  ----------  ----------

      NET (DECREASE) INCREASE IN
            CASH AND CASH EQUIVALENTS        (123,730)    145,006     (22,571)

 Cash and cash equivalents, beginning         631,608     486,602     509,173
                                         ------------  ----------  ----------

 Cash and cash equivalents, ending       $    507,878  $  631,608  $  486,602
                                         ============  ==========  ==========








                      See notes to financial statements

                          Holbrook Apartments Company

                 Years ended December 31, 1997, 1996 and 1995

                                                             1997        1996        1995
                                                             ----        ----        ----

 Reconciliation of excess of revenue over expenses to net
   cash provided by operating activities
   Excess of revenue over expenses                          $181,251    $165,738    $211,433
   Adjustments to reconcile excess of revenue over
   expenses to net cash provided by operating activities
     Depreciation                                            254,644     248,141     235,039
     Amortization of deferred financing costs                 13,541      13,541      13,541
     Interest earned on replacement reserves                 (20,618)     (8,912)    (20,089)
     Changes in assets and liabilities
      (Increase) Decrease in tenant accounts receivable       (1,143)      6,087      (2,200)
      Decrease in accounts receivable - HAP                        -           -         570
      Decrease (increase) in accounts receivable - other      18,908     (11,745)     (7,103)
      Decrease (increase) in prepaid expenses                  1,619         786        (263)
      (Increase) decrease in mortgage escrow deposits        (15,290)    (18,174)     10,330
      Decrease in other assets                                   475           -           -
      (Decrease) increase in accounts payable and
        accrued expenses                                    (146,656)    134,075      (1,443)
      Decrease in accrued interest payable                      (594)       (552)       (513)
      (Decrease) increase in rent-deferred credits            (3,715)     10,685        (879)
                                                            --------    --------    --------

         Net cash provided by operating activities          $282,422    $539,670    $438,423
                                                            ========    ========    ========

























                      See notes to financial statements

                        NOTES TO FINANCIAL STATEMENTS

                       December 31, 1997, 1996 and 1995

                          Holbrook Apartments Company




NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

      Holbrook Apartments Company (the Partnership) was formed as a limited partnership under the laws of the State of Massachusetts in July 1981, for the purpose of constructing and operating a rental housing project under Section 221(d)(4) of the National Housing Act. The project consists of 170 units located in Holbrook, Massachusetts, and is currently operating under the name of Holbrook Apartments. All leases between the Partnership and the tenants of the property are operating leases.

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

Cash and Cash Equivalents
-------------------------

      Cash and cash equivalents consist of cash and repurchase agreements with maturities of three months or less when acquired, stated at cost, which approximates fair value.

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

NOTE B - RESTRICTED DEPOSITS AND FUNDED RESERVES
------------------------------------------------

      The Partnership has a reserve for replacements and mortgage escrow deposits totaling $535,127 and $505,489 at December 31, 1997 and 1996, respectively, on deposit with WMF/Huntoon, Paige Associates Limited. These funds are held in interest-bearing money market accounts and are carried at cost, which approximates fair value.

NOTE C - MORTGAGE PAYABLE
-------------------------

      The mortgage is insured by the Federal Housing Administration (FHA) and collateralized by a deed of trust on the rental property. The mortgage, which is due February 1, 2023, is payable in equal monthly installments of principal and interest totaling $54,207 and bears interest at a rate of 7.5%. Interest incurred during December 31, 1997, 1996 and 1995, amounted to $554,700, $561,600 and $568,003, respectively.

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

      Aggregate annual maturities of the mortgage payable for the five years following December 31, 1997, are as follows:

                     December 31,
                     ------------
                        1998      $102,574
                        1999      $110,538
                        2000      $119,119
                        2001      $128,366
                        2002      $138,331

      Management believes it is not practical to estimate the fair value of the mortgage payable insured by HUD because programs with similar characteristics are not currently available to the Partnership.

NOTE D - HOUSING ASSISTANCE PAYMENT AGREEMENT
---------------------------------------------

      FHA contracted with the Partnership under Section 8 of Title II of the Housing and Community Development Act of 1974, to make housing assistance payments to the Partnership on behalf of qualified tenants. The agreement expires July 1, 2001. Total housing assistance payments received during 1997, 1996 and 1995 were $1,565,374, $1,577,392, and $1,587,132, respectively.

NOTE E - MANAGEMENT AGREEMENT
-----------------------------

      Management fees of 4.75% of gross receipts are paid to CMJ Management Company, Inc., an affiliate of the general partner, for its services as management agent to the Project pursuant to a management agreement approved by HUD. Such fees amounted to $98,776, $99,025 and $98,221 for the years ended 1997, 1996 and 1995, respectively. In addition, CMJ Management Company, Inc., received incentive management fees of $146,297, $133,795 and $137,695 for the years ended December 31, 1997, 1996 and 1995, respectively.

      CMJ Management Company, Inc., an affiliate of the general partner, makes monthly expenditures (primarily payroll, central office accounting, direct marketing and insurance costs) on behalf of the Partnership which are reimbursed the following month.

NOTE F - TAX BASIS INCOME
-------------------------

      The reconciliation of the excess of revenue over expenses in the accompanying statements of operations with the income reported on a Federal income tax basis follows:

                                                1997        1996        1995
                                                ----        ----        ----

      Excess of revenue over expenses
         per statement of operations         $  181,251  $  165,738  $  211,433
      Additional amortization of
         deferred costs                           8,393       8,393       8,393
      Increase (decrease) in deferred
         rental income                           (3,715)     10,688        (879)
      Additional depreciation                   138,197     (32,751)   (126,502)
                                             ----------  ----------  ----------

      Income for Federal income tax
       purposes                              $  324,126  $  152,068  $   92,445
                                             ==========  ==========  ==========

NOTE G - CONCENTRATION OF CREDIT RISK
-------------------------------------

      The Partnership maintains operating cash balances, including repurchase agreements, with major financial institutions and its funded reserves with the mortgage lender. The Partnership has not experienced any losses with respect to bank balances in excess of government provided insurance. Management believes that no significant concentration to credit risk exists with respect to these cash balances as of December 31, 1997.