Form 10-Q
period 1998-03-31
PAINE WEBBER CMJ PROPERTIES LP
filed 1998-05-12
CIK 711393

U. S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549
                    ----------------------------------

                                    FORM 10-Q

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    For the transition period from ______ to _______.

                        Commission File Number: 0-17151

                      PAINE WEBBER/CMJ PROPERTIES, LP
                      -------------------------------
          (Exact name of registrant as specified in its charter)


      Delaware                                                04-2780288
      --------                                                ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

265 Franklin Street, Boston, Massachusetts                         02110
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code  (617) 439-8118
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

                      PAINE WEBBER/CMJ PROPERTIES, LP

                              BALANCE SHEETS
             March 31, 1998 and December 31, 1997 (Unaudited)
                         (In thousands of dollars)

                                  ASSETS
                                                    March 31    December 31
                                                    --------    -----------

Investments in local limited partnerships,
  at equity                                         $   123      $    27
Cash and cash equivalents                               486          493
                                                    -------      -------
                                                    $   609      $   520
                                                    =======      =======

                     LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                       $   249      $   199
Accounts payable and accrued expenses                    51           16
Partners' capital                                       309          305
                                                    -------      -------
                                                    $   609      $   520
                                                    =======      =======


              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
         For the three months ended March 31, 1998 and 1997 (Unaudited)
                            (In thousands of dollars)

                                                   General       Limited
                                                   Partner       Partners
                                                   -------       --------

Balance at December 31, 1996                       $   (74)      $   336
Net loss                                                (1)         (111)
                                                   -------       -------
Balance at March 31, 1997                          $   (75)      $   225
                                                   =======       =======

Balance at December 31, 1997                       $   (73)      $   378
Net income                                               -             4
                                                   -------       -------
Balance at March 31, 1998                          $   (73)      $   382
                                                   =======       =======










                          See accompanying notes.

                         PAINE WEBBER/CMJ PROPERTIES, LP

                            STATEMENTS OF OPERATIONS
         For the three months ended March 31, 1998 and 1997 (Unaudited)
               (In thousands of dollars, except per Unit amounts)

                                                1998              1997
                                                ----              ----
Revenues:
   Interest income                            $    7            $    4
                                              ------            ------
                                                   7                 4
Expenses:
   Management fees                                50                50
   General and administrative                     49                15
                                              ------            ------
                                                  99                65
                                              ------            ------
Operating loss                                   (92)              (61)

Partnership's share of local
   limited partnerships' income (losses)          96               (51)
                                              ------            ------

Net income (loss)                             $    4            $ (112)
                                              ======            ======

Net income (loss) per Limited
  Partnership Unit                            $ 0.49           $(12.68)
                                              ======           =======


      The above net income (loss) per Limited Partnership Unit is based upon the 8,745 Limited Partnership Units outstanding for each period.


















                          See accompanying notes.

                         PAINE WEBBER/CMJ PROPERTIES, LP

                            STATEMENTS OF CASH FLOWS
         For the three months ended March 31, 1998 and 1997 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                            (In thousands of dollars)

                                                       1998        1997
                                                       ----        ----
Cash flows from operating activities:
   Net income (loss)                                $      4    $   (112)
   Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
     Partnership's share of local limited
       partnerships' income (losses)                     (96)         51
     Changes in assets and liabilities:
      Accounts payable - affiliates                       50          50
      Accounts payable and accrued expenses               35           -
                                                    --------    --------
        Total adjustments                                (11)        101
                                                    --------    --------

Net decrease in cash and cash equivalents                 (7)        (11)

Cash and cash equivalents, beginning of period           493         323
                                                    --------    --------

Cash and cash equivalents, end of period            $    486    $    312
                                                    ========    ========





















                          See accompanying notes.

                      PAINE WEBBER/CMJ PROPERTIES, LP
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

1.  General
    -------

      The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended December 31, 1997. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of March 31, 1998 and December 31, 1997 and revenues and expenses for the three-month periods ended March 31, 1998 and 1997. Actual results could differ from the estimates and assumptions used.

2.  Related Party Transactions
    --------------------------

      The Adviser earned basic management fees of $50,000 during each of the three-month periods ended March 31, 1998 and 1997. Accounts payable - affiliates at March 31, 1998 and December 31, 1997 consist management fees of $249,000 and $199,000, respectively, payable to the Adviser.

      Included in general and administrative expenses for both of the three-month periods ended March 31, 1998 and 1997 is $9,000, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the three-month periods ended March 31, 1998 and 1997 is $400 and $100, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.  Local Limited Partnerships
    --------------------------

      The Partnership has investments in six local limited partnerships, which own operating investment properties, as discussed further in the Annual Report. These local limited partnerships are accounted for on the equity method. Under the equity method of accounting for limited partnership interests, the investments are carried at cost adjusted for the Partnership's share of the local limited partnership's earnings, losses and distributions. Losses in excess of the investment in individual local limited partnerships are not recognized currently, but rather, are offset against future earnings from such entities. Distributions received from investments in limited partnerships with carrying values of zero are recorded as other income in the Partnership's statements of operations.

      Summarized operating results of these local limited partnerships follow:

                    Condensed Combined Summary of Operations
               For the three months ended March 31, 1998 and 1997
                            (In thousands of dollars)

                                                1998              1997
                                                ----              ----

      Rental revenues, including
        government subsidies                   $ 2,502           $ 2,518
      Interest income                               27                18
                                               -------           -------
                                                 2,529             2,536

      Property operating expenses                1,164             1,477
      Interest expense                             691               703
      Depreciation and amortization                347               337
      Real estate taxes                            168               159
                                               -------           -------
                                                 2,370             2,676
                                               -------           -------
      Net income (loss)                        $   159           $  (140)
                                               =======           =======

      Net income (loss):
        Partnership's share of
          combined operations                  $   141           $  (129)
        Local partners' share of
          combined operations                       18               (11)
                                               -------           -------
                                               $   159           $  (140)
                                               =======           =======

               Reconciliation of Partnership's Share of Operations For the three months ended March 31, 1998 and 1997
                            (In thousands of dollars)

                                                   1998              1997
                                                   ----              ----

      Partnership's share of combined
         operations, as shown above            $    141          $  (129)
      Losses in excess of basis not
         recognized by Partnership                    3               117
      Income offset with prior year
         unrecognized losses                        (48)              (39)
                                               --------          --------
      Partnership's share of local limited
         partnerships' income (losses)         $     96          $    (51)
                                               ========          ========

                         PAINE WEBBER/CMJ PROPERTIES, LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997 under the heading "Certain Factors Affecting Future Operating Results", which could cause actual results to differ materially from historical results or those anticipated. The words "believe", "expect", "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      As of March 31, 1998 all six of the properties in which the Partnership has invested are generating sufficient cash flow from operations to cover their operating expenses and debt service payments, and the majority of the properties are generating excess cash flow, a portion of which is being distributed to the Partnership on an annual basis in accordance with the respective regulatory and limited partnership agreements. As discussed further in the Annual Report, during 1997 the Partnership received distributions totalling $370,000 from five of the six local limited partnership investments: Ramblewood, Quaker Meadows, Marvin Gardens, Colonial Farms and Fawcett's Pond. The amounts received in 1997 represented the cash flow available for distribution as of December 31, 1996 as determined by the general partners of the local limited partnerships in accordance with the partnership, financing and regulatory agreements. Total distributions from the Partnership's investments increased slightly in 1997, but remained below the level of distributions received in 1994 and 1995. As previously reported, during the second quarter of 1997 management of the Partnership completed a detailed review of each property with the affiliate of the operating general partners which manages the day-to-day operations of the investment properties. As a result of such review, management determined that the Partnership should not make an annual distribution to the Limited Partners for 1997. Based on the current environment of rising property operating expenses and capital improvement costs, as well as the restrictions on distributable cash flow from the properties, there was not sufficient cash flow to support the payment of a distribution by the Partnership for 1997. Subsequent to the end of the first quarter of 1998, the Partnership received distributions totalling $423,000 from four of the local limited partnerships, which represented the Partnership's share of the cash available for distribution as of December 31, 1997. Small distribution payments from the two remaining partnerships, aggregating approximately $35,000, are expected within the next several months. Based on the amounts of the 1998 distribution payments from the local limited partnerships, management expects to recommend to the Board of Directors of the Managing General Partner that an annual distribution be made to the Limited Partners during 1998 at a rate of 1% on original invested capital. The increase in the amount of the distribution payments from the local limited partnerships can be primarily attributed to the receipt of $66,000 from The Villages at Montpelier partnership in 1998. No distributions were received from this partnership in 1997.

      As of March 31, 1998, five of the Partnership's six operating investment properties were receiving rental subsidy payments from the federal government under Section 8 of the National Housing Act. As discussed further in the Annual Report, the subsidy agreement covering The Villages at Montpelier Apartments expired in July 1997. The subsidy agreements covering the other five operating investment properties do not expire for another 4-to-6 years. Due to the limited availability of government subsidized housing, these properties consistently achieve occupancy levels of 99% to 100%. Cash flow from these five properties is restricted by the Department of Housing and Urban Development ("HUD") and other applicable state housing agencies, which set rental rates for low-income units and require significant cash reserves to be established for future capital improvements. In addition, a substantial amount of the revenues generated by these properties comes from the rental subsidy payments made by federal or state housing agencies. These features, which are characteristic of all subsidized low-income housing properties, significantly limit the pool of potential buyers for these real estate assets. Furthermore, the current uncertainty regarding potential future reductions in the level of federal government assistance for these programs may further restrict the properties' marketability. Accordingly, management does not expect the general partners of the local limited partnerships, which receive management fee revenues from the properties through an affiliated management company, to attempt to sell any of the properties in the near term. As a limited partner of the local limited partnerships, the Partnership does not control property disposition decisions. The partnership agreements state that the limited partner may cause the sale of the assets of the local limited partnerships subsequent to June 30, 1995, but not earlier than one year after it has given written notice to the operating general partner of its intent to cause such sale, and only if, during such one-year period, the operating general partner does not cause the sale of such assets. If the operating general partner has not caused the assets of the partnership to be sold within such one-year period, the limited partner may cause such sale, but only after it has offered to sell such assets to the operating general partner, and either the operating general partner does not accept such offer within 90 days of receiving it, or the operating general partner does not complete the sale in accordance with such offer after accepting the terms.

     The average occupancy level at The Villages at Montpelier Apartments increased to 96% for the quarter ended March 31, 1998 compared to 90% for the previous quarter. As previously reported, prior to July 1997 80% of the apartments at The Villages at Montpelier were rented at market rates while 20% received government subsidies under the Section 8 rental assistance program.
With the expiration of the subsidy agreement in July 1997, the property management team began the process of converting the former subsidized units at the property to market rent units during the third quarter of 1997. As expected, the conversion resulted in a decline in occupancy at the property as a number of subsidized tenants vacated the property and their units were prepared to be re-leased. Subsequent to the expiration of the Section 8 contract, the average occupancy level at the property fell to 88% for the third quarter of 1997 but rebounded to 90% for the fourth quarter of 1997 and 96% for the first quarter of 1998. Management expects that cash flow from operations at The Villages at Montpelier will be comparable to the previously subsidized level now that the occupancy rate at the property has been stabilized. If the market for conventional multi-family apartment properties remains strong in the near term, the expiration of the rental subsidy agreement at The Villages at Montpelier Apartments could enhance the property's marketability for a potential sale by increasing the pool of interested buyers. However, there are no assurances that such market conditions will remain strong, and the ability of the Partnership to cause a sale of the property will remain restricted by the terms of the limited partnership agreement discussed further above.

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

      At March 31, 1998, the Partnership had available cash and cash equivalents of approximately $486,000, which it intends to use for its working capital requirements. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the Partnership's real estate investments and from the proceeds received from the sale or refinancing of the properties owned by the local limited partnerships. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended March 31, 1998
---------------------------------

     For the quarter ended March 31, 1998, the Partnership reported net income of $4,000, as compared to a net loss of $112,000 for the same period in the prior year. This favorable change in the Partnership's net operating results for the first quarter of 1998 resulted from a $147,000 favorable change in the Partnership's share of local limited partnerships' income (losses) which was partially offset by a $31,000 increase in the Partnership's operating loss.

     The favorable change in the Partnership's share of local limited partnerships' income (losses) is the result of a $132,000 favorable change in the Partnership's share of operations of the Ramblewood Apartments partnership (Holbrook Apartments Company) and the inclusion of $15,000 in income from the operations of the Fawcett's Pond partnership in the current three-month period. As discussed further in the notes to the financial statements, under the equity method of accounting for limited partnership interests, the Partnership does not record losses from investment properties when losses exceed the Partnership's equity method basis in these properties, and future income is recognized only when it exceeds the previously unrecorded losses. At March 31, 1997, the Holbrook Apartments Company was the only investment with a positive equity method carrying value. At March 31, 1998, in addition to Holbrook, the Fawcett's Pond investment had a positive equity method carrying value. The favorable change in the net operating results of the Ramblewood Apartments partnership resulted mainly from the inclusion of incentive management fee expense of
$146,000 in the results for the first quarter of 1997. Incentive management fees, which are based on the distributable cash of the local limited partnership, will fluctuate depending upon the amount and timing of the cash distributions. Incentive management fees for the Ramblewood Apartments partnership in 1998 will be paid and recorded in the second quarter.

     Overall, the combined net operating results of the six local limited partnerships improved from a net loss of $140,000 for the three months ended March 31, 1997 to net income of $159,000 for the three months ended March 31, 1998. This favorable change of $299,000 resulted primarily from a decrease in combined property operating expenses. Combined property operating expenses decreased mainly due to the inclusion of incentive management fees of $221,000 in the results for the first quarter of 1997. As discussed further above, incentive management fees will fluctuate depending upon the amount and timing of the cash distributions. In addition to the Ramblewood incentive management fees discussed above, incentive management fees of $69,000 and $6,000, respectively, were recorded at the Quaker Meadows and Fawcett's Pond partnerships during the quarter ended March 31, 1997. As with Ramblewood, incentive management fees for these partnerships for 1998 will be paid and recorded in the second quarter.

                                  PART II
                             Other Information



Item 1. Legal Proceedings   NONE

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





                                    PAINE WEBBER/CMJ PROPERTIES, LP

                                    By: PW SHELTER FUND, INC.
                                        ---------------------
                                        Managing General Partner




                                    By: /s/ Walter V. Arnold
                                        --------------------
                                        Walter V. Arnold
                                        Senior Vice President and
                                        Chief Financial Officer



Dated: May 12, 1998