Form 10-Q
period 1998-06-30
PAINE WEBBER CMJ PROPERTIES LP
filed 1998-08-14
CIK 711393

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                       ----------------------------------

                                 FORM 10-Q

         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                    OR

       |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    For the transition period from _______ to ______.

Commission File Number:  0-17151

                      PAINE WEBBER/CMJ PROPERTIES,LP
                      ------------------------------
          (Exact name of registrant as specified in its charter)


      Delaware                                                 04-2780288
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

265 Franklin Street, Boston, Massachusetts                       02110
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code  (617) 439-8118
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

                      PAINE WEBBER/CMJ PROPERTIES, LP

                              BALANCE SHEETS
              June 30, 1998 and December 31, 1997 (Unaudited)
                         (In thousands of dollars)

                                  ASSETS
                                                    June 30    December 31
                                                    -------    -----------

Investments in local limited partnerships,
   at equity                                        $     3      $    27
Cash and cash equivalents                               563          493
                                                    -------      -------
                                                    $   566      $   520
                                                    =======      =======

                     LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                       $     -      $   199
Accrued expenses                                          8           16
Partners' capital                                       558          305
                                                    -------      -------
                                                    $   566      $   520
                                                    =======      =======


              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
           For the six months ended June 30, 1998 and 1997 (Unaudited)
                            (In thousands of dollars)

                                                   General      Limited
                                                   Partner      Partners
                                                   -------      --------

Balance at December 31, 1996                       $    (74)     $   336
Net income                                                1          148
                                                   --------      -------
Balance at June 30, 1997                           $    (73)     $   484
                                                   ========      =======

Balance at December 31, 1997                       $    (73)     $   378
Net income                                                2          251
                                                   --------      -------
Balance at June 30, 1998                           $    (71)     $   629
                                                   ========      =======








                          See accompanying notes.

                         PAINE WEBBER/CMJ PROPERTIES, LP

                              STATEMENTS OF INCOME
      For the three and six months ended June 30, 1998 and 1997 (Unaudited)
               (In thousands of dollars, except per Unit amounts)

                                Three Months Ended     Six Months Ended
                                     June 30,               June 30,
                               --------------------   ------------------
                                   1998      1997        1998       1997
                                   ----      ----        ----       ----

Revenues:
   Other income from local
     limited partnerships      $   381     $   276    $  381    $    276
   Interest income                   7           8        14          12
                               -------     -------    ------    --------
                                   388         284       395         288
Expenses:
   Management fees                  49          49        99          99
   General and
      administrative                38          23        87          38
                               -------     -------    ------    --------
                                    87          72       186         137
                               -------     -------    ------    --------
Operating income                   301         212       209         151

Partnership's share of local
   limited partnerships'
   income (losses)                 (52)         49        44          (2)
                               -------     -------    ------    --------

Net income                     $   249     $   261    $  253    $    149
                               =======     =======    ======    ========

Net income per Limited
  Partnership Unit             $ 28.46     $ 29.55    $28.95    $  16.87
                               =======     =======    ======    ========


      The above net income per Limited Partnership Unit is based upon the 8,745 Limited Partnership Units outstanding for each period.










                          See accompanying notes.

                         PAINE WEBBER/CMJ PROPERTIES, LP

                            STATEMENTS OF CASH FLOWS
          For the six months ended June 30, 1998 and 1997 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                            (In thousands of dollars)

                                                        1998        1997
                                                        ----        ----
Cash flows from operating activities:
   Net income                                        $   253     $   149
   Adjustments to reconcile net income to net
     cash used in operating activities:
     Partnership's share of local limited
        partnerships' income (losses)                    (44)          2
     Other income from local limited partnerships       (381)       (276)
     Changes in assets and liabilities:
      Accounts payable - affiliates                     (199)        (33)
      Accrued expenses                                    (8)        (11)
                                                     -------     -------
        Total adjustments                                632        (318)
                                                     -------     -------
        Net cash used in operating activities           (379)       (169)

Cash flows from investing activities:
   Distributions from local limited partnerships         449         366
                                                     -------     -------

Net increase in cash and cash equivalents                 70         197

Cash and cash equivalents, beginning of period           493         323
                                                     -------     -------

Cash and cash equivalents, end of period             $   563     $   520
                                                     =======     =======














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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of June 30, 1998 and December 31, 1997 and revenues and expenses for the three and six months ended June 30, 1998 and 1997. Actual results could differ from the estimates and assumptions used.

2.  Related Party Transactions
    --------------------------

      The Adviser earned basic management fees of $99,000 during each of the six-month periods ended June 30, 1998 and 1997. Accounts payable affiliates at December 31, 1997 consisted of management fees of $199,000 payable to the Adviser.

      Included in general and administrative expenses for the six months ended June 30, 1998 and 1997 is $18,000 and $17,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for both of the six-month periods ended June 30, 1998 and 1997 is $1,000, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

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

      Summarized operating results of these local limited partnerships follow:

                    Condensed Combined Summary of Operations
            For the three and six months ended June 30, 1998 and 1997
                            (In thousands of dollars)

                               Three Months Ended       Six Months Ended
                                     June 30,                June 30,
                                ------------------     -------------------
                                   1998      1997        1998       1997
                                   ----      ----        ----       ----

      Rental revenues,
        including government
        subsidies               $ 2,507    $ 2,508     $ 5,009     $ 5,025
      Interest income                30         22          57          41
                                -------    -------     -------     -------
                                  2,537      2,530       5,066       5,066

      Property operating
        expenses                  1,412      1,390       2,576       2,867
      Interest expense              691        702       1,382       1,405
      Depreciation and
        amortization                348        337         695         673
      Real estate taxes             168        154         336         314
                                -------    -------     -------     -------
                                  2,619      2,583       4,989       5,259
                                -------    -------     -------     -------
      Net income (loss)         $   (82)   $   (53)    $    77     $  (193)
                                =======    =======     =======     =======

      Net income (loss):
        Partnership's share of
          combined operations   $   (73)   $   (54)    $    68     $  (183)
        Local partners' share
          of combined
          operations                 (9)          1          9         (10)
                                -------    -------     -------     -------
                                $   (82)   $   (53)    $    77     $  (193)
                                =======    =======     =======     =======

               Reconciliation of Partnership's Share of Operations
            For the three and six months ended June 30, 1998 and 1997
                            (In thousands of dollars)


                               Three Months Ended       Six Months Ended
                                     June 30,                June 30,
                                ------------------     -------------------
                                   1998      1997        1998       1997
                                   ----      ----        ----       ----

      Partnership's share of
         combined operations,
         as shown above         $    (73)  $   (54)    $    68     $  (183)
      Losses in excess of basis
         not recognized by
         Partnership                  24       103          27         195
      Income offset with prior
         year unrecognized
         losses                       (3)        -         (51)        (14)
                                 -------   -------     -------     -------
      Partnership's share of
         local limited
         partnerships' income
         (losses)               $    (52)  $     49    $    44     $     (2)
                                ========   ========    =======     ========

                         PAINE WEBBER/CMJ PROPERTIES, LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997 under the heading "Certain Factors Affecting Future Operating Results", which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

     As of June 30, 1998 all six of the properties in which the Partnership has invested are generating sufficient cash flow from operations to cover their operating expenses and debt service payments, and all of the properties are generating excess cash flow, a portion of which is being distributed to the Partnership on an annual basis in accordance with the respective regulatory and limited partnership agreements. Through the first six months of 1998, the Partnership had received distributions totalling $449,000 from five of the six local limited partnership investments: Ramblewood, Quaker Meadows, Villages at Montpelier, Colonial Farms and Fawcett's Pond. The amounts received in 1998 represent the cash flow available for distribution as of December 31, 1997 as determined by the general partners of the local limited partnerships in accordance with the partnership, financing and regulatory agreements. A small distribution payment of $11,000 was received from the Marvin Gardens partnership subsequent to the quarter ended June 30, 1998. As discussed further in the Annual Report, during 1997 the Partnership received distributions totalling $370,000 from five of the six local limited partnerships. Total distributions from the Partnership's investments increased in 1998 mainly due to the receipt of $66,000 from The Villages at Montpelier partnership in 1998. No distributions were received from this partnership in 1997. As previously reported, during the second quarter of 1997 management of the Partnership completed a detailed review of each property with the affiliate of the operating general partners which manages the day-to-day operations of the investment properties. As a result of such review, management determined that the Partnership should not make an annual distribution to the Limited Partners for 1997. Based on the environment of rising property operating expenses and capital improvement costs, as well as the restrictions on distributable cash flow from the properties, there was not sufficient cash flow to support the payment of a distribution by the Partnership for 1997. Based on the amounts of the 1998 distribution payments from the local limited partnerships, management expects to recommend to the Board of Directors of the Managing General Partner that an annual distribution be made to the Limited Partners during 1998 at a rate of 1% on original invested capital.

      As of June 30, 1998, five of the Partnership's six operating investment properties were receiving rental subsidy payments from the federal government under Section 8 of the National Housing Act. As discussed further in the Annual Report, the subsidy agreement covering The Villages at Montpelier Apartments expired in July 1997. The subsidy agreements covering the other five operating investment properties do not expire for another 4-to-6 years. Due to the limited availability of government subsidized housing, these properties consistently achieve occupancy levels of 99% to 100%. Cash flow from these five properties is restricted by the Department of Housing and Urban Development ("HUD") and other applicable state housing agencies, which set rental rates for low-income units and require significant cash reserves to be established for future capital improvements. In addition, a substantial amount of the revenues generated by these properties comes from the rental subsidy payments made by federal or state housing agencies. These features, which are characteristic of all subsidized low-income housing properties, significantly limit the pool of potential buyers for these real estate assets. Furthermore, the current uncertainty regarding potential future reductions in the level of federal government assistance for these programs may further restrict the properties' marketability. Accordingly, management does not expect the general partners of the local limited partnerships, which receive management fee revenues from the properties through an affiliated management company, to attempt to sell any of the properties in the near term. As a limited partner of the local limited partnerships, the Partnership does not control property disposition decisions. The partnership agreements state that the limited partner may cause the sale of the assets of the local limited partnerships subsequent to June 30, 1995, but not earlier than one year after it has given written notice to the operating general partner of its intent to cause such sale, and only if, during such one-year period, the operating general partner does not cause the sale of such assets. If the operating general partner has not caused the assets of the partnership to be sold within such one-year period, the limited partner may cause such sale, but only after it has offered to sell such assets to the operating general partner, and either the operating general partner does not accept such offer within 90 days of receiving it, or the operating general partner does not complete the sale in accordance with such offer after accepting the terms.

      The average occupancy level at The Villages at Montpelier Apartments was 96% for the quarter ended June 30, 1998, unchanged from the previous quarter. As previously reported, prior to July 1997, 80% of the apartments at The Villages at Montpelier were rented at market rates while 20% received government subsidies under the Section 8 rental assistance program. With the expiration of the subsidy agreement in July 1997, the property management team began the process of converting the former subsidized units at the property to market rent units during the third quarter of 1997. As expected, the conversion resulted in a decline in occupancy at the property as a number of subsidized tenants vacated the property and their units were prepared to be re-leased. Subsequent to the expiration of the Section 8 contract, the average occupancy level at the property fell to 88% for the third quarter of 1997 but rebounded to 90% for the fourth quarter of 1997 and 96% for the first two quarters of 1998. Management expects that cash flow from operations at The Villages at Montpelier will be comparable to the previously subsidized level now that the occupancy rate at the property has been stabilized. If the market for conventional multi-family apartment properties remains strong in the near term, the expiration of the rental subsidy agreement at The Villages at Montpelier Apartments could enhance the property's marketability for a potential sale by increasing the pool of interested buyers. However, there are no assurances that such market conditions will remain strong, and the ability of the Partnership to cause a sale of the property will remain restricted by the terms of the limited partnership agreement discussed further above.

     For the remaining five properties, which each contain 100% low-income housing units, the government subsidy payments range from 75% to 82% of the total revenues of the related local limited partnerships. At the present time, certain legislative initiatives and governmental budget negotiations could result in a reduction in funds available for the various HUD-administered housing programs and new limitations on subsidized rent levels. Such changes could adversely impact the net operating income generated by the local limited partnerships. In light of the uncertainty regarding the near term prospects for government assisted, low-income housing and given the current liquidity in the capital markets for investment in real estate, the Partnership is currently in the process of developing potential disposition strategies for each of the properties in its investment portfolio. A decision as to when actions will be taken to initiate the sale process with respect to any or all of the operating investment properties will be based upon a number of factors including the availability of a pool of qualified buyers, an evaluation of the future of the relevant subsidy programs, the availability of financing, an assessment of local market conditions and future appreciation potential. Now that the regulatory agreement on The Villages at Montpelier Apartments has expired, the decision of whether to initiate a sale process for that property will be based on a more traditional analysis of existing market conditions and future appreciation potential. It is currently contemplated that dispositions of the Partnership's assets could be completed within the next 2 years. The disposition of the remaining assets would be followed by the formal liquidation of the Partnership. There are no assurances, however, that the disposition of the remaining assets and a liquidation of the Partnership will be completed within this time frame

      At June 30, 1998, the Partnership had available cash and cash equivalents of approximately $563,000 which it intends to use for its working capital requirements and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the Partnership's real estate investments and from the proceeds received from the sale or refinancing of the properties owned by the local limited partnerships. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended June 30, 1998
--------------------------------

     For the three months ended June 30, 1998, the Partnership reported net income of $249,000, as compared to net income of $261,000 for the same period in the prior year. This decrease in the Partnership's net income for the second quarter of 1998 resulted from a $101,000 unfavorable change in the Partnership's share of local limited partnerships' income (losses) which was partially offset by a $89,000 increase in the Partnership's operating income.

     The unfavorable change in the Partnership's share of local limited partnerships' income (losses) is the result of a $96,000 unfavorable change in the Partnership's share of the net operating results of the Ramblewood Apartments partnership (Holbrook Apartments Company) and a $5,000 decline in income from the operations of the Fawcett's Pond partnership for the current three-month period. As discussed further in the notes to the financial statements, under the equity method of accounting for limited partnership interests, the Partnership does not record losses from investment properties when losses exceed the Partnership's equity method basis in these properties, and future income is recognized only when it exceeds the previously unrecorded losses. At June 30, 1998 and 1997, Fawcett's Pond was the only investment with a positive carrying value. During both the current and prior three-month periods, the Partnership's share of local limited partnerships' operations represents only the allocable portion of the net income of the Fawcett's Pond partnership and the allocable portion of the net operating results of the Ramblewood partnership up to the point where the equity method basis of the Ramblewood investment was reduced to zero. The unfavorable change in the net operating results of the Ramblewood Apartments partnership resulted mainly from the inclusion of incentive management fee expense of $153,000 in the results for the second quarter of 1998. Incentive management fees, which are based on the distributable cash of the local limited partnership, will fluctuate depending upon the amount and timing of the cash distributions. Incentive management fees for the Ramblewood Apartments partnership in 1997 were paid and recorded in the first quarter of 1997.

     Overall, the combined net operating loss of the six local limited partnerships increased from $53,000 for the three months ended June 30, 1997 to $82,000 for the three months ended June 30, 1998. This increase in combined net loss resulted primarily from an increase in combined property operating expenses. Combined property operating expenses increased mainly due to the inclusion of incentive management fees of $230,000 in the results for the current three-month period. As discussed further above, incentive management fees will fluctuate depending upon the amount and timing of the cash distributions. In addition to the Ramblewood incentive management fees discussed above, incentive management fees of $77,000 were recorded at the Quaker Meadows partnership during the quarter ended June 30, 1998. As with Ramblewood, incentive management fees for this partnership in the prior year were paid and recorded in the first quarter of 1997.

     The increase in the Partnership's operating income for the three months ended June 30, 1998 was mainly due to an increase in other income from local limited partnerships of $105,000. As discussed in the notes to the financial statements, in accordance with the equity method the Partnership records distributions received from investments in limited partnerships with carrying values of zero as other income from local limited partnerships. The increase in other income from local limited partnerships is largely due to a $66,000 increase in distributions from the Villages at Montpelier investment and an increase of $44,000 in the portion of the distributions from the Ramblewood investment being applied to other income after the carrying value of that investment was reduced to zero in the current year.

Six Months Ended June 30, 1998
------------------------------

     For the six months ended June 30, 1998, the Partnership reported net income of $253,000, as compared to net income of $149,000 for the same period in the prior year. This favorable change in the Partnership's net operating results is attributable to a $58,000 increase in the Partnership's operating income and a $46,000 favorable change in the Partnership's share of local limited partnerships' income (losses). The increase in the Partnership's operating income is mainly attributable to a $105,000 increase in other income from local limited partnerships which was partially offset by a $49,000 increase in general and administrative expenses. Other income from local limited partnerships increased mainly due to the additional other income recognized from the distributions attributable to the Villages at Montpelier and Ramblewood investments, as discussed further above. General and administrative expenses increased mainly due to additional costs incurred for an independent third party valuation of the local limited partnerships performed during the current six-month period.

     As discussed further above, under the equity method of accounting for limited partnership interests, losses in excess of the investment in individual local limited partnerships are not recognized currently, but rather, are offset against future earnings from such entities. The Partnership's share of local limited partnerships' operations for the current six-month period represents the allocable portion of the operations of the Ramblewood and Fawcett's Pond partnerships. Overall, the combined net operating results of the six local limited partnerships changed from a net loss of $193,000 for the six months ended June 30, 1997 to net income of $77,000 for the six months ended June 30, 1998. This favorable change of $270,000 resulted primarily from a $291,000 decrease in combined property operating expenses. Combined property operating expenses decreased mainly due to higher repairs and maintenance-related expenditures incurred during the six months ended June 30, 1997 as a result of several special projects, including the repair and resealing of the parking lot at Colonial Farms, repainting of the building exteriors at Quaker Meadows, installation of two automatic door operating systems to assist handicapped tenants at Ramblewood, replacement of carpeting in stairwells at Fawcett's Pond and major drain repairs and landscaping maintenance at Marvin Gardens.

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



Dated: August 14, 1998