Form 10-Q
period 1998-09-30
PAINE WEBBER CMJ PROPERTIES LP
filed 1998-11-13
CIK 711393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED September 30, 1998

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from ______ to _______ .


                         Commission File Number: 0-17151


                          PAINEWEBBER/CMJ PROPERTIES LP
                     --------------------------------------
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
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

                      PAINE WEBBER/CMJ PROPERTIES, LP

                              BALANCE SHEETS
           September 30, 1998 and December 31, 1997 (Unaudited)
                         (In thousands of dollars)

                                  ASSETS
                                               September 30  December 31
                                               ------------  -----------

Investments in local limited
   partnerships, at equity                        $   25       $    27
Cash and cash equivalents                            533           493
                                                  ------       -------
                                                  $  558       $   520
                                                  ======       =======

                     LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                     $   50       $   199
Accrued expenses                                      14            16
Partners' capital                                    494           305
                                                 -------       -------
                                                 $   558       $   520
                                                 =======       =======


              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
        For the nine months ended September 30, 1998 and 1997 (Unaudited)
                            (In thousands of dollars)

                                                   General      Limited
                                                   Partner      Partners
                                                   -------      --------

Balance at December 31, 1996                       $    (74)     $   336
Net income                                                1           73
                                                   --------      -------
Balance at September 30, 1997                      $    (73)     $   409
                                                   ========      =======

Balance at December 31, 1997                       $    (73)     $   378
Net income                                                2          187
                                                   --------      -------
Balance at September 30, 1998                      $    (71)     $   565
                                                   ========      =======








                          See accompanying notes.

                      PAINE WEBBER/CMJ PROPERTIES, LP

                           STATEMENTS OF INCOME
      For the three and nine months ended September 30, 1998 and 1997
                                (Unaudited)
            (In thousands of dollars, except per Unit amounts)

                                 Three Months Ended     Nine  Months Ended
                                    September 30,          September 30,
                              ----------------------    -------------------
                                1998         1997        1998       1997
                                ----         ----        ----       ----

Revenues:
   Other income from local
     limited partnerships     $   11       $   4       $  327     $   189
   Interest income                 8           7           22          18
                              ------       -----       ------     -------
                                  19          11          349         207
Expenses:
   Management fees                50          50          149         149
   General and
     administrative               55          35          142          73
                              ------       -----       -------    -------
                                 105          85          291         222
                              ------       -----       -------    -------
Operating income (loss)          (86)        (74)          58         (15)

Partnership's share of
   local limited
   partnerships' income           87          91          131          89
                              ------       -----      -------     -------

Net income                    $    1       $  17      $   189     $    74
                              ======       =====      =======     =======

Net income per Limited
  Partnership Unit            $ 0.11       $1.92      $ 21.39     $  8.39
                              ======       =====      =======     =======


      The above net income per Limited Partnership Unit is based upon the 8,745 Limited Partnership Units outstanding for each period.










                          See accompanying notes.

                         PAINE WEBBER/CMJ PROPERTIES, LP

                            STATEMENTS OF CASH FLOWS
        For the nine months ended September 30, 1998 and 1997 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                            (In thousands of dollars)

                                                        1998        1997
                                                        ----        ----
Cash flows from operating activities:
   Net income                                        $   189     $    74
   Adjustments to reconcile net income to
     net cash used in operating activities:
     Partnership's share of local limited
       partnerships' income                             (131)        (89)
     Other income from local limited partnerships       (327)       (189)
     Changes in assets and liabilities:
      Accounts payable - affiliates                     (149)         17
      Accrued expenses                                    (2)         (4)
                                                     -------     -------
        Total adjustments                               (609)       (265)
                                                     -------     -------
        Net cash used in operating activities           (420)       (191)

Cash flows from investing activities:
   Distributions from local limited partnerships         460         370
                                                     -------     -------

Net increase in cash and cash equivalents                 40         179

Cash and cash equivalents, beginning of period           493         323
                                                     -------     -------

Cash and cash equivalents, end of period             $   533     $   502
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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1998 and December 31, 1997 and revenues and expenses for the three and nine months ended September 30, 1998 and 1997. Actual results could differ from the estimates and assumptions used.

2.  Related Party Transactions
    --------------------------

      The Adviser earned basic management fees of $149,000 during each of the nine-month periods ended September 30, 1998 and 1997. Accounts payable - affiliates at September 30, 1998 and December 31, 1997 consist of management fees of $50,000 and $199,000, respectively, payable to the Adviser.

      Included in general and administrative expenses for the nine months ended September 30, 1998 and 1997 is $27,000 and $26,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for both of the nine-month periods ended September 30, 1998 and 1997 is $1,000, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

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

     Summarized operating results of these local limited partnerships follow:

                    Condensed Combined Summary of Operations
        For the three and nine months ended September 30, 1998 and 1997
                            (In thousands of dollars)

                                   Three Months Ended     Nine Months Ended
                                      September 30,         September 30,
                                   ------------------     -----------------
                                   1998        1997       1998        1997
                                   ----        ----       ----        ----

      Rental revenues, including
        government subsidies      $ 2,523    $ 2,427      $ 7,532    $ 7,452
      Interest income                  27         23           84         64
                                  -------    -------      -------    -------
                                    2,550      2,450        7,616      7,516

      Property operating
        expenses                    1,284      1,320        3,860      4,187
      Interest expense                690        700        2,072      2,105
      Depreciation and
        amortization                  347        337        1,042      1,010
      Real estate taxes               163        151          499        465
                                  -------    -------      -------    -------
                                    2,484      2,508        7,473      7,767
                                  -------    -------      -------    -------
      Net income (loss)           $    66    $   (58)     $   143    $  (251)
                                  =======    =======      =======    =======

      Net income (loss):
        Partnership's share of
          combined operations     $    61    $   (50)     $   129    $  (233)
        Local partners' share of
          combined operations           5         (8)          14        (18)
                                  -------    -------      -------    -------
                                  $    66    $   (58)     $   143    $  (251)
                                  =======    =======      =======    =======

               Reconciliation of Partnership's Share of Operations
         For the three and nine months ended September 30, 1998 and 1997
                            (In thousands of dollars)

                                    Three Months Ended     Nine Months Ended
                                      September 30,          September 30,
                                   ------------------     -----------------
                                   1998        1997       1998        1997
                                   ----        ----       ----        ----
      Partnership's share of
         combined operations,
         as shown above            $   61    $   (50)     $  129     $  (233)
      Losses in excess of basis
         not recognized by
         Partnership                   26        141          22         322
      Income offset with prior
         year unrecognized
         losses                         -          -         (20)          -
                                   ------    -------      ------     -------

      Partnership's share of
         local limited
         partnerships' income     $   87     $    91      $   131    $    89
                                  ======     =======      =======    =======

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

Liquidity and Capital Resources
-------------------------------

      As of September 30, 1998 all six of the properties in which the Partnership has invested are generating sufficient cash flow from operations to cover their operating expenses and debt service payments, and all of the properties are generating excess cash flow, a portion of which is being distributed to the Partnership on an annual basis in accordance with the respective regulatory and limited partnership agreements. Through the first nine months of 1998, the Partnership had received distributions totalling $460,000 from the six local limited partnership investments. The amounts received in 1998 represent the cash flow available for distribution as of December 31, 1997 as determined by the general partners of the local limited partnerships in accordance with the partnership, financing and regulatory agreements. As discussed further in the Annual Report, during 1997 the Partnership received distributions totalling $370,000 from five of the six local limited partnerships. Total distributions from the Partnership's investments increased in the current year mainly due to the receipt of $66,000 from The Villages at Montpelier partnership in 1998. No distributions were received from this partnership in 1997. As previously reported, during the second quarter of 1997 management of the Partnership completed a detailed review of each property with the affiliate of the operating general partners which manages the day-to-day operations of the investment properties. As a result of such review, management determined that the Partnership should not make an annual distribution to the Limited Partners for 1997. Based on the existing environment of rising property operating expenses and capital improvement costs, as well as the restrictions on distributable cash flow from the properties, there was not sufficient cash flow to support the payment of a distribution by the Partnership for 1997. Based on the amounts of the 1998 distribution payments from the local limited partnerships, management believes that there is sufficient cash flow to make a distribution for the current year. Accordingly, an annual distribution will be made to the Limited Partners on November 23, 1998 at a rate of 2% on original invested capital. The ability to make future distributions of operating cash flow will continue to be assessed on an annual basis in the fourth quarter of each year.

      As of September 30, 1998, five of the Partnership's six operating investment properties were receiving rental subsidy payments from the federal government under Section 8 of the National Housing Act. As discussed further in the Annual Report, the subsidy agreement covering The Villages at Montpelier Apartments expired in July 1997. The subsidy agreements covering the other five operating investment properties do not expire for another 3-to-5 years. Due to the limited availability of government subsidized housing, these properties consistently achieve occupancy levels of 99% to 100%. Cash flow from these five properties is restricted by the Department of Housing and Urban Development ("HUD") and other applicable state housing agencies, which set rental rates for low-income units and require significant cash reserves to be established for future capital improvements. In addition, a substantial amount of the revenues generated by these properties comes from the rental subsidy payments made by federal or state housing agencies. These features, which are characteristic of all subsidized low-income housing properties, significantly limit the pool of potential buyers for these real estate assets. Furthermore, the uncertainty regarding potential future reductions in the level of federal government assistance for these programs may further restrict the properties' marketability. Accordingly, the general partners of the local limited partnerships, which receive management fee revenues from the properties through an affiliated management company, were not expected to initiate efforts to sell any of the properties in the near term. As a limited partner of the local limited partnerships, the Partnership does not control property disposition decisions. The partnership agreements state that the limited partner may cause the sale of the assets of the local limited partnerships subsequent to June 30, 1995, but not earlier than one year after it has given written notice to the operating general partner of its intent to cause such sale, and only if, during such one-year period, the operating general partner does not cause the sale of such assets. If the operating general partner has not caused the assets of the partnership to be sold within such one-year period, the limited partner may cause such sale, but only after it has offered to sell such assets to the operating general partner, and either the operating general partner does not accept such offer within 90 days of receiving it, or the operating general partner does not complete the sale in accordance with such offer after accepting the terms. Subsequent to the end of the third quarter, in October 1998, the Partnership gave the written notice described above to the operating general partner of all six local limited partnerships after meeting with representatives of the operating general partner to discuss the Partnership's desire to liquidate its investments in the near term. The Partnership must now wait for the one-year notification period to lapse or for the possible earlier receipt of a liquidation proposal from the operating general partner. In light of the decision by the Partnership to initiate this action under the terms of the limited partnership agreements, it is currently contemplated that the disposition of the Partnership's investments and a liquidation of the Partnership could be completed by the end of calendar year 1999. There are no assurances, however, that the disposition of the remaining assets and a liquidation of the Partnership will be completed within this time frame.

      The average occupancy level at The Villages at Montpelier Apartments was 96% for the quarter ended September 30, 1998, unchanged from the previous quarter. As previously reported, prior to July 1997, 80% of the apartments at The Villages at Montpelier were rented at market rates while 20% received government subsidies under the Section 8 rental assistance program. With the expiration of the subsidy agreement in July 1997, the property management team began the process of converting the former subsidized units at the property to market rent units during the third quarter of 1997. As expected, the conversion resulted in a decline in occupancy at the property as a number of subsidized tenants vacated the property and their units were prepared to be re-leased. Subsequent to the expiration of the Section 8 contract, the average occupancy level at the property fell to 88% for the third quarter of 1997 but rebounded to 90% for the fourth quarter of 1997 and stabilized at 96% for the first three quarters of 1998. Management expects that cash flow from operations at The Villages at Montpelier will be comparable to the previously subsidized level now that the occupancy rate at the property has been stabilized. If the market for conventional multi-family apartment properties remains strong in the near term, the expiration of the rental subsidy agreement at The Villages at Montpelier Apartments could enhance the property's marketability for a potential sale by increasing the pool of interested buyers. However, there are no assurances that such market conditions will remain strong, and the ability of the Partnership to cause a sale of the property remains restricted by the terms of the limited partnership agreement discussed further above.

      At September 30, 1998, the Partnership had available cash and cash equivalents of approximately $533,000 which it intends to use for its working capital requirements and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the Partnership's real estate investments and from the proceeds received from the sale or refinancing of the properties owned by the local limited partnerships. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended September 30, 1998
-------------------------------------

     For the three months ended September 30, 1998, the Partnership reported net income of $1,000, as compared to net income of $17,000 for the same period in the prior year. This decrease in the Partnership's net income for the third quarter of 1998 resulted from a $12,000 increase in the Partnership's operating loss and a $4,000 decrease in the Partnership's share of local limited partnership's income. The increase in the Partnership's operating loss for the three months ended September 30, 1998 was mainly due to a $20,000 increase in general and administrative expenses which was partially offset by a $7,000 increase in other income from local limited partnerships. General and administrative expenses increased due to additional professional fees incurred during the current three-month period to investigate potential disposition strategies for the Partnership's investments. As discussed in the notes to the financial statements, in accordance with the equity method of accounting the Partnership records distributions received from investments in limited partnerships with carrying values of zero as other income from local limited partnerships. The increase in other income from local limited partnerships resulted from a $7,000 increase in distributions from the Marvin Garden investment as compared with the prior three-month period.

     The decline in the Partnership's share of local limited partnerships' income is the result of a $23,000 unfavorable change in the Partnership's share of the net operating results of the Ramblewood Apartments partnership (Holbrook Apartments Company) which was partially offset by an $19,000 increase in income from the operations of the Fawcett's Pond partnership for the current three-month period. As discussed further in the notes to the financial statements, under the equity method of accounting for limited partnership interests, the Partnership does not record losses from investment properties when losses exceed the Partnership's equity method basis in these properties, and future income is recognized only when it exceeds the previously unrecorded losses. As a result, during both the current and prior three-month periods, the Partnership's share of local limited partnerships' operations represents only the allocable portions of the net operating results of the Ramblewood and Fawcett's Pond partnerships. The unfavorable change in the net operating results of the Ramblewood Apartments partnership resulted mainly from an increase in real estate tax expense as a result of an increase in the real estate tax rate at the property when compared to the same period in the prior year. The increase in income from the operations of the Fawcett's Pond partnership was mainly due to a decrease in property operating expenses for the current three-month period.

     Overall, the combined net operating results of the six local limited partnerships improved from a net loss of $58,000 for the three months ended September 30, 1997 to net income of $66,000 for the three months ended September 30, 1998. This favorable change in combined net income (loss) resulted primarily from an increase in rental revenues and a decrease in combined property operating expenses. Combined property rental revenues increased primarily due to an increase in the rental rate and average occupancy level at The Villages at Montpelier Apartments during the current three-month period when compared to the same period in the prior year. Combined property operating expenses decreased mainly due to a decline in repairs and maintenance expenses at Fawcett's Pond, Quaker Meadows, Montpelier and Marvin Gardens for the current three-month period.

Nine Months Ended September 30, 1998
------------------------------------

     For the nine months ended September 30, 1998, the Partnership reported net income of $189,000, as compared to net income of $74,000 for the same period in the prior year. This increase in the Partnership's net income was mainly attributable to a $138,000 increase in other income from local limited partnerships and a $42,000 increase in the Partnership's share of local limited partnership's income which were partially offset by a $69,000 increase in general and administrative expenses. As discussed in the notes to the financial statements, in accordance with the equity method of accounting the Partnership records distributions received from investments in limited partnerships with carrying values of zero as other income from local limited partnerships. The increase in other income from local limited partnerships is largely due to a $66,000 increase in distributions from The Villages at Montpelier investment and an increase of $68,000 in the portion of the distributions from the Holbrook investment being applied to other income after that investment reached a zero carrying value in the current year. General and administrative expenses increased mainly due to additional professional fees incurred for an evaluation of potential disposition strategies for the Partnership's investments and an independent third party valuation of the local limited partnership interests performed during the current nine-month period.

     As discussed further above, under the equity method of accounting for limited partnership interests, losses in excess of the investment in individual local limited partnerships are not recognized currently, but rather, are offset against future earnings from such entities. As a result, the Partnership's share of local limited partnerships' operations for both the current and prior nine-month periods represent only the allocable portions of the operations of the Ramblewood and Fawcett's Pond partnerships. The Partnership's share of income from Fawcett's Pond increased by $29,000 primarily due to additional repairs and maintenance expenditures incurred during the nine months ended September 30, 1997. The Partnership's share of income from Ramblewood increased by $12,000 for the current nine-month primarily due to a reduction in repairs and maintenance expenses which was partially offset by an increase in the property's real estate taxes. Overall, the combined net operating results of the six local limited partnerships changed from a net loss of $251,000 for the nine months ended September 30, 1997 to net income of $143,000 for the nine months ended September 30, 1998. This favorable change of $394,000 resulted primarily from a $327,000 decrease in combined property operating expenses and an $80,000 increase in rental revenues. Combined property operating expenses decreased mainly due to the higher repairs and maintenance-related expenditures incurred during the nine months ended September 30, 1997, including the repair and resealing of the parking lot at Colonial Farms, repainting of the building exteriors at Quaker Meadows, installation of two automatic door operating systems to assist handicapped tenants at Ramblewood, replacement of carpeting in stairwells at Fawcett's Pond and major drain repairs and landscaping maintenance at Marvin Gardens. Combined property rental revenues increased primarily due to an increase in the rental rates and average occupancy level at The Villages at Montpelier Apartments.

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



                                 SIGNATURE

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





                                    PAINE WEBBER/CMJ PROPERTIES, LP

                                    By:   PW SHELTER FUND, INC.
                                          ---------------------
                                          Managing General Partner




                            By: /s/ Walter V. Arnold
                                ---------------------
                                Walter V. Arnold
                                Senior Vice President and
                                Chief Financial Officer



Dated: November 13, 1998