Form 10-K405
period 1998-12-31
PAINE WEBBER CMJ PROPERTIES LP
filed 1999-03-30
CIK 711393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from ______ to _______ .


Commission File Number: 0-17151


                          PAINEWEBBER/CMJ PROPERTIES LP
                        --------------------------------
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

Securities registered pursuant to Section 12(b) of the Act:



                                                  Name of each exchange on
Title of each class                                   which registered
-------------------                               ------------------------
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

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents                                                   Form 10-K Reference
---------                                                   -------------------
Prospectus of registrant dated                                   Part IV
May 25, 1983, as supplemented

                         PAINE WEBBER/CMJ PROPERTIES, LP
                                 1998 FORM 10-K

                                TABLE OF CONTENTS

Part   I                                                               Page

Item  1           Business                                              I-1

Item  2           Properties                                            I-3

Item  3           Legal Proceedings                                     I-3

Item  4           Submission   of  Matters  to  a  Vote  of
                  Security Holders                                      I-3

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

Item 12           Security Ownership of Certain Beneficial Owners
                  and Management                                      III-3

Item 13           Certain Relationships and Related Transactions      III-3

Part  IV

Item 14           Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                  IV-1

Signatures                                                             IV-2

Index to Exhibits                                                      IV-3

Financial Statements and Supplementary Data                     F-1 to F-79

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

      As of December 31, 1998, the Partnership owned, through local limited partnerships, interests in six apartment properties as set forth in the following table:


                                                                  Percent
Name of Local                                                     Interest in
Limited Partnership                               Date of         Local Limited
Name of Property                                  Acquisition     Partnership
Location                         Size             of Interest     (1) (2)
--------                        -----             -----------     -----------

Fawcett's  Pond
 Apartments Company
Village at Fawcett's Pond       100               6/30/83         95%
Hyannis, Massachusetts          units

Quaker Meadows
 Apartments Company
Quaker Court and The Meadows    104               6/30/83         95%
Lynn, Massachusetts             units

South Laurel Apartments
 Limited Partnership
Villages at Montpelier          520               6/30/83         85%
Laurel, Maryland                units

Marvin Gardens Associates
Marvin Gardens                  37                7/29/83         95%
Cotati, California              units

Colonial Farms Ltd.
Colonial Farms                  100               7/29/83         95%
Modesto, California             units

Holbrook Apartments Company
Ramblewood Apartments           170               8/30/83         85%
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

      The Partnership has generated tax losses since inception. However, the benefits of such losses to investors have been significantly reduced by change in federal income tax law subsequent to the organization of the Partnership. The Partnership continues to retain an ownership interest in all six of its original operating investment properties. As of December 31, 1998, all of the properties are generating sufficient cash flow from operations to cover their operating expenses and debt service payments, and all of the properties are generating excess cash flow, a portion of which is being distributed to the Partnership on an annual basis in accordance with the respective regulatory and limited partnership agreements. Due to improvements in cash flow and the strong operating performances of the investment properties, management had instituted a program of regular quarterly distributions in 1994 at an annual rate of 2% on original invested capital. During 1996 distributions to the Partnership from the local limited partnerships declined, causing management to suspend distributions effective for the fourth quarter of 1996. In the future, to the extent there is distributable cash flow from the properties after the payment of Partnership management fees and operating expenses, the Partnership plans to make an annual distribution payment. Because of ongoing capital expenditure requirements at the properties, the Partnership did not make an annual distribution payment to the Limited Partners in 1997. Based on improved cash flow from the properties in 1998, the Partnership made an annual distribution payment in November 1998 at an annual rate of 2% on original invested capital. The ability to make future distributions of operating cash flow will continue to be assessed on an annual basis in the fourth quarter of each year.

      The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final sales of its investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final disposition, which cannot presently be determined. Because of the government restrictions on rental revenues and the related capital expenditure reserve requirements and cash flow distribution limitations, there are a limited number of potential buyers in the market for government subsidized, low-income housing properties the Partnership has invested in. Furthermore, the current uncertainty regarding potential future reductions in the level of federal government assistance for these programs may further restrict the properties' marketability. Accordingly, management does not expect the General Partners of the local limited partnerships, which receive management fee revenues from the properties, to attempt to sell any of the properties in the near term. As discussed further in Item 7, as a limited partner in the local limited partnerships, the Partnership's ability to influence major business decisions, including any decision to sell the properties, is restricted under the terms of the agreements.

      All of the properties owned by the local limited partnerships in which the Partnership invested are located in real estate markets in which they face competition for the revenues they generate. The Partnership's apartment complexes, all but one of which are currently government-assisted, low-income housing facilities, compete with several projects of similar type generally on the basis of price, location and amenities. The sixth property had been partially subsidized until July 1997 when the subsidy agreement expired. This property has transitioned to a 100% market rent facility and now competes with other non-subsidized properties in its local sub-market. The tenants at the Partnership's subsidized apartment properties are not as likely to be candidates for single-family home ownership as tenants of non-subsidized properties would be. Therefore, competition from the single family home market is not a significant factor.

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

      Occupancy figures for each quarter during 1998, along with an average for the year, are presented below for each property:


                                              Percent Occupied At
                                   --------------------------------------------
                                                                       1998
                                    3/31/98  6/30/98 9/30/98 12/31/98  Average
                                    -------  ------- ------- --------  -------

Village at Fawcett's Pond
  Apartments                        100%     100%      100%     100%    100%

Quaker Court and The Meadows        100%      98%      100%     100%     99%

Villages at Montpelier Apartments    96%      94%       96%      92%     94%

Marvin Gardens Apartments           100%      97%      100%     100%     99%

Colonial Farms Apartments           100%      99%      100%      99%     99%

Ramblewood Apartments               100%      98%      100%     100%     99%

Item 3. Legal Proceedings

      None.

Item 4.   Submission  of  Matters  to a Vote of  Security  Holders

      None.

                                     PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

      At December 31, 1998 there were 844 record holders of Units in the Partnership. There is no public market for the Units, and it is not anticipated that a public market for Units will develop. Upon request, the Managing General Partner will endeavor to assist a Unitholder desiring to transfer his Units and may utilize the services of PWI in this regard. The price to be paid for the Units will be subject to negotiation by the Unitholder. The Managing General Partner will not redeem or repurchase Units.

      See Item 6 below for the amount of cash distributions paid to the Limited Partners during 1998.

Item 6.  Selected Financial Data

                         Paine Webber/CMJ Properties, LP
                      (In thousands, except per Unit data)


                                       Years Ended December 31,
                         -----------------------------------------------------
                             1998        1997        1996    1995       1994
                             ----        ----        ----    ----       ----

Revenues                 $   294     $    147    $    98   $  244    $  179

Expenses                 $   365     $    288    $   280   $  288    $  268

Partnership's share
 of local limited
 partnerships' income    $   209     $    184    $   157   $  174    $  186

Net income (loss)        $   138     $     43    $   (25)  $  130    $   97

Cash distributions per
 Limited
 Partnership Unit        $ 20.00            -    $ 20.00   $20.00    $10.00

Net income (loss) per
 Limited
 Partnership Unit        $ 15.58     $   4.85    $ (2.82)  $14.75    $11.01

Total assets             $   383     $    520    $   415   $  486    $  525


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

Liquidity and Capital Resources
-------------------------------

      The Partnership offered limited partnership interests to the public from May 1983 to April 1984 pursuant to a Registration Statement filed under the Securities Act of 1933. The Partnership received gross proceeds of $8,746,000, and after deducting selling expenses and offering costs, the Partnership invested approximately $6,960,000 in six local limited partnerships owning housing projects that received various forms of federal, state or local assistance and that could be classified as "low-income housing" under the Internal Revenue Code. The Partnership does not have any commitments for additional capital expenditures or investments. The Partnership continues to retain an ownership interest in all six of its original operating investment properties. As of December 31, 1998, all of the properties are generating sufficient cash flow from operations to cover their operating expenses and debt service payments, and all of the properties are generating excess cash flow, a portion of which is being distributed to the Partnership on an annual basis in accordance with the respective regulatory and limited partnership agreements. Due to improvements in cash flow and the strong operating performances of the investment properties, management had instituted a program in 1994 which provided for the payment of regular quarterly distributions at an annual rate of 2% on original invested capital. During 1996, distributions to the Partnership from the local limited partnerships declined, causing management to suspend distributions effective for the fourth quarter of 1996. In the future, to the extent there is sufficient distributable cash flow from the properties after the payment of Partnership management fees and operating expenses, the Partnership plans to make an annual distribution payment. Because of ongoing capital expenditure requirements at the properties, the Partnership did not make an annual distribution payment to the Limited Partners in 1997. As discussed further below, based on improved cash flow from the properties in 1998, the Partnership made an annual distribution payment to the Limited Partners at a rate of 2% on original invested capital in November 1998.

      During 1998, the Partnership received distributions totalling $460,000 from all six local limited partnership investments. During 1997 the Partnership received distributions totalling $370,000 from five of the six local limited partnerships. The amounts received in 1997 and 1998 represent the cash flow available for distribution as of December 31, 1996 and 1997, respectively, as determined by the general partners of the local limited partnerships in accordance with the partnership, financing and regulatory agreements. Total distributions from the Partnership's investments increased in the current year due to increases in distributions from three of the local limited partnership investments and the receipt of $66,000 from The Villages at Montpelier partnership in 1998. No distributions were received from this partnership in 1997. As previously reported, during the second quarter of 1997 management of the Partnership completed a detailed review of each property with the affiliate of the operating general partners which manages the day-to-day operations of the investment properties. As a result of such review, management determined that the Partnership should not make an annual distribution to the Limited Partners for 1997. Based on the existing environment of rising property operating expenses and capital improvement costs, as well as the restrictions on distributable cash flow from the properties, there was not sufficient cash flow to support the payment of a distribution by the Partnership for 1997. Based on the amounts of the 1998 distribution payments from the local limited partnerships, management believed that there was sufficient cash flow to make a distribution for the current year. Accordingly, the Partnership made an annual distribution to the Limited Partners on November 23, 1998 at a rate of 2% on original invested capital. Such distribution totalled approximately $175,000, or $20 per original $1,000 investment. The ability to make future distributions of operating cash flow will continue to be assessed on an annual basis in the fourth quarter of each year.

      As of December 31, 1998, five of the Partnership's six operating investment properties were receiving rental subsidy payments from the federal government under Section 8 of the National Housing Act for 100% of the rental units. The government subsidy payments range from 65% to 81% of the total revenues of the related local limited partnerships. As discussed previously, the subsidy agreement covering The Villages at Montpelier Apartments expired in July 1997. The subsidy agreements covering the other five operating investment properties do not expire for another 3-to-5 years. Due to the limited availability of government subsidized housing, these properties consistently achieve occupancy levels of 99% to 100%. Cash flow from these five properties is restricted by the Department of Housing and Urban Development ("HUD") and other applicable state housing agencies, which set rental rates for low-income units and require significant cash reserves to be established for future capital improvements. In addition, a substantial amount of the revenues generated by these properties comes from the rental subsidy payments made by federal or state housing agencies. These features, which are characteristic of all subsidized low-income housing properties, significantly limit the pool of potential buyers for these real estate assets. Furthermore, the uncertainty regarding potential future reductions in the level of federal government assistance for these programs may further restrict the properties' marketability. Accordingly, the general partners of the local limited partnerships, which receive management fee revenues from the properties through an affiliated management company, were not expected to initiate efforts to sell any of the properties in the near term.

      As a limited partner of the local limited partnerships, the Partnership does not control property disposition decisions. The partnership agreements state that the limited partner may cause the sale of the assets of the local limited partnerships subsequent to June 30, 1995, but not earlier than one year after it has given written notice to the operating general partner of its intent to cause such sale, and only if, during such one-year period, the operating general partner does not cause the sale of such assets. If the operating general partner has not caused the assets of the partnership to be sold within such one-year period, the limited partner may cause such sale, but only after it has offered to sell such assets to the operating general partner, and either the operating general partner does not accept such offer within 90 days of receiving it, or the operating general partner does not complete the sale in accordance with such offer after accepting the terms. In October 1998, the Partnership gave the written notice described above to the operating general partner of all six local limited partnerships after meeting with representatives of the operating general partner to discuss the Partnership's desire to liquidate its investments in the near term. The Partnership must now wait for the one-year notification period to lapse or for the possible earlier receipt of an acceptable liquidation proposal from the operating general partner. In light of the decision by the Partnership to initiate this action under the terms of the limited partnership agreements, it is currently contemplated that the disposition of the Partnership's investments and a liquidation of the Partnership could be completed by the end of calendar year 1999. There are no assurances, however, that the disposition of the remaining assets and a liquidation of the Partnership will be completed within this time frame.

      The average occupancy level at The Villages at Montpelier Apartments was 94% for the year ended December 31, 1998, compared to 92% for the prior year. As previously reported, prior to July 1997, 80% of the apartments at The Villages at Montpelier were rented at market rates while 20% received government subsidies under the Section 8 rental assistance program. With the expiration of the subsidy agreement in July 1997, the property management team began the process of converting the former subsidized units at the property to market rent units during the third quarter of 1997. As expected, the conversion resulted in a decline in occupancy at the property as a number of subsidized tenants vacated the property and their units were prepared to be re-leased. Subsequent to the expiration of the Section 8 contract, the average occupancy level at the property fell to 88% for the third quarter of 1997 but rebounded to 90% for the fourth quarter of 1997 and stabilized by the first quarter of 1998. Cash flow from operations at The Villages at Montpelier is comparable to the previously subsidized level now that the occupancy rate at the property has been stabilized. If the market for conventional multi-family apartment properties remains strong in the near term, the expiration of the rental subsidy agreement at The Villages at Montpelier Apartments could enhance the property's marketability for a potential sale by increasing the pool of interested buyers. However, there are no assurances that such market conditions will remain strong, and the ability of the Partnership to cause a sale of the property remains restricted by the terms of the limited partnership agreement discussed further above.

      At December 31, 1998, the Partnership had available cash and cash equivalents of approximately $341,000, which it intends to use for its working capital requirements and distribution to the partners. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the Partnership's real estate investments and from the proceeds received from the sale or refinancing of the properties owned by the local limited partnerships or from the sale of the Partnership's interests in the local limited partnerships. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

      As noted above, it is possible that the Partnership could be liquidated prior to the end of calendar year 1999. Notwithstanding this, the Partnership believes that it has made all necessary modifications to its existing systems to make them year 2000 compliant and does not expect that additional costs associated with year 2000 compliance, if any, will be material to the Partnership's results of operations or financial position.

Results of Operations
1998 Compared to 1997
---------------------

      For the year ended December 31, 1998, the Partnership reported net income of $138,000, as compared to net income of $43,000 for 1997. This increase in the Partnership's net income was mainly attributable to a $145,000 increase in other income from local limited partnerships and a $25,000 increase in the Partnership's share of local limited partnerships' income which were partially offset by a $77,000 increase in general and administrative expenses. As discussed in the notes to the financial statements, in accordance with the equity method of accounting the Partnership records distributions received from investments in limited partnerships with carrying values of zero as other income from local limited partnerships. The increase in other income from local limited partnerships is largely due to a $66,000 increase in distributions from The Villages at Montpelier investment and an increase of $64,000 in the portion of the distributions from the Holbrook investment being applied to other income after that investment reached a zero carrying value in the current year.

      Under the equity method of accounting for limited partnership interests, losses in excess of the investment in individual local limited partnerships are not recognized currently, but rather, are offset against future earnings from such entities. As a result, the Partnership's share of local limited partnerships' operations for both the current and prior years represent only the allocable portions of the operations of the Ramblewood and Fawcett's Pond partnerships. The Partnership's share of income from Fawcett's Pond increased by $30,000 for 1998 primarily due to a reduction in mortgage interest expense and property operating expenses. Mortgage interest expense decreased due to the reduction in the mortgage principal balance resulting from scheduled principal repayments. Property operating expenses decreased at Fawcett's Pond due to additional repairs and maintenance expenditures incurred during 1997. The Partnership's share of income from Ramblewood decreased by $5,000 for the current year primarily due to an increase in real estate taxes which was partially offset by a reduction in repairs and maintenance expenses. Overall, the combined net operating results of the six local limited partnerships changed from a net loss of $34,000 for 1997 to net income of $65,000 for the current year. This favorable change of $99,000 resulted primarily from a $76,000 increase in rental revenues and a $36,000 decrease in combined interest and mortgage insurance expense. Combined property rental revenues increased primarily due to an increase in the rental rates and average occupancy level at The Villages at Montpelier Apartments. Combined interest and mortgage insurance expense decreased mainly due to the reduction in the outstanding principal balances of the partnerships' mortgage loans resulting from the scheduled monthly principal payments.

      General and administrative expenses increased in 1998 mainly due to additional professional fees incurred for an evaluation of potential disposition strategies for the Partnership's investments and an independent third party valuation of the local limited partnership interests performed during the current year.

1997 Compared to 1996
---------------------

      For the year ended December 31, 1997, the Partnership reported net income of $43,000, as compared to a net loss of $25,000 for 1996. This favorable change in the Partnership's net operating results was attributable to a $41,000 decrease in the Partnership's operating loss and a $27,000 increase in the Partnership's share of local limited partnerships' income. The decrease in the Partnership's operating loss was attributable to an increase in other income from local limited partnerships of $37,000 and an increase in interest income of $12,000. An increase in general and administrative expenses of $8,000 partially offset these favorable changes in operating income.

      As discussed further above, the Partnership accounts for its investments in local limited partnerships using the equity method. In accordance with the equity method, the Partnership does not record losses for those limited partnership investments whose equity method basis has been reduced to zero and recognizes future income from these entities only when it exceeds the previously unrecorded losses. Distributions received from investments in limited partnerships whose basis has been reduced to zero are recorded as other income from the local limited partnerships. Other income from the local limited partnerships in 1997 represents distributions from Quaker Meadows, Colonial Farms and Marvin Gardens while the 1996 amount represents distributions from Quaker Meadows, Colonial Farms and Fawcett's Pond. Overall, other income from local limited partnerships increased by $37,000 due to a $41,000 increase in distributions from Quaker Meadows, a $4,000 distribution from Marvin Gardens, which did not make a distribution in 1996, and an $8,000 reduction attributable to Fawcett's Pond. Although the distribution from the Fawcett's Pond partnership remained unchanged from 1996 to 1997, other income from local limited partnerships decreased because the entire distribution from Fawcett's Pond was recorded as a reduction of the equity method carrying value of the investment in 1997. The increase in interest income resulted from an increase in invested cash reserves due to the suspension of the Partnership's quarterly distributions during the fourth quarter of 1996 and an increase in distributions from local limited partnerships in 1997. The increase in general and administrative expenses was mainly due to increases in certain required professional services during 1997.

      At December 31, 1997, only two of the six local limited partnerships, The Holbrook Apartments Company (Ramblewood Apartments) and the Fawcett's Pond Apartment Company, had positive equity method carrying values. The Partnership's share of income from the Ramblewood Apartments for 1997 and 1996 totalled $154,000 and $141,000, respectively, while the Partnership's share of income from the Fawcett's Pond Apartments for 1997 and 1996 totalled $30,000 and $16,000, respectively. The favorable change in the Partnership's share of local limited partnerships' income attributable to the Fawcett's Pond partnership resulted from a portion of the income from Fawcett's Pond ($55,000) being allocated to offset previously unrecorded losses in 1996. As a result, only $16,000 of the $71,000 income allocable to the Partnership in that year was recognized by the Partnership in its share of local limited partnerships' income. In 1997, the entire $30,000 of Fawcett's Pond income allocable to the Partnership was recognized in its share of local limited partnerships' income. The favorable change in the Partnership's share of income from the Ramblewood partnership resulted mainly from an increase in total revenues and decreases in real estate taxes and interest expense which were partially offset by an increase in incentive management fees and property operating expenses. In the aggregate, total revenues increased or remained the same at five of the six local limited partnerships due to stable occupancy levels which averaged in the 99% to 100% range during 1996 and 1997. The Villages at Montpelier Apartments was the only local limited partnership to experience a notable decline in occupancy which resulted in a 1% decline in rental revenues for 1997. Average occupancy at The Villages at Montpelier Apartments declined from 95% in 1996 to 92% for 1997 due to the expiration of the government subsidy agreement in July 1997, as discussed further above. Despite the decline in rental revenues, the net operating results of The Villages at Montpelier partnership improved by $192,000 during 1997, mainly due to a $214,000 reduction in property operating expenses, which was principally due to lower repairs and maintenance costs. Total expenses at the other five local limited partnerships increased in 1997 mainly due to increases in repairs and maintenance expenses at Colonial Farms, Fawcett's Pond, Quaker Meadows and Marvin Gardens, a reimbursement of subsidy payments required at Colonial Farms and an increase in incentive management fees at Ramblewood and Quaker Meadows.

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

      The Partnership's operating loss increased due to a $146,000 decrease in total revenues, which was partially offset by an $8,000 decrease in Partnership general and administrative expenses. The major portion of the decrease in total revenues was attributable to a $137,000 decline in other income from local limited partnerships. As discussed further in Note 2 to the financial statements, distributions from the local limited partnerships are recorded as other income for those investments for which the Partnership's equity method carrying value has been reduced to zero. With the exception of Fawcett's Pond, distributions from which remained unchanged, distributions from the five local limited partnerships with carrying values of zero declined by varying amounts in 1996 generally due to rising operating expenses and increases in capital expenditures. In addition, as discussed further above, a portion of the distributions received from the Fawcett's Pond partnership in 1996 were recorded as reductions to the investment's carrying value. Also contributing to the decrease in total revenues was a $9,000 decline in interest income on invested cash reserves. The decline in general and administrative expenses for 1996 was mainly due to decreases in certain required professional services.

Certain Factors Affecting Future Operating Results
--------------------------------------------------

      The following factors could cause actual results to differ materially from historical results or those anticipated:

      Risks of Government-Assisted Housing Complexes. In certain respects government-assisted housing complexes differ from conventional housing complexes. These include (a) greater financing leverage than is usual in conventional complexes, (b) review of compliance with construction and other standards and (c) various contingency reserves required in connection with such government assistance programs. Government-assisted housing is also subject to special conditions and risks including, but not limited to, (a) general surveillance by the appropriate governmental assistance agency, which may include the application of rental and other guidelines affecting tenant eligibility, operating costs and rental levels, (b) maintenance of a reserve fund for replacements in an amount paid concurrently with amortization of the mortgage and in addition to payments of principal and interest, restricted such that withdrawals from the fund are subject to the prior approval of the appropriate governmental assistance agency, (c) compliance with the United States Department of Housing and Urban Development ("HUD") regulations regarding management of the premises, (d) limitations on salability, as contained in regulatory agreements with the appropriate governmental assistance agency, (e) limitations on rent increases, and (f) the uncertain effects of changes in complex rules and regulations governing such government-assisted programs, or changes in the manner in which those regulations are interpreted.

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

      Competition. The financial performance of the Partnership's real estate investments will be impacted by the competition from comparable properties in their local market areas. Due to the limited availability of low-income housing programs like the ones that cover five of the Partnership's six investment properties, the competitive pressures faced by these properties are much less than for non-subsidized, market rate facilities. Nonetheless, the occupancy levels achievable at the properties and the rental rates at the non-subsidized property are largely a function of supply and demand in the markets. In many markets across the country, development of new multi-family properties has increased significantly over the past two years. Existing apartment properties in such markets could be expected to experience increased vacancy levels, declines in effective rental rates and, in some cases, declines in estimated market values as a result of the increased competition. There are no assurances that these competitive pressures will not adversely affect the operations and/or market values of the Partnership's investment properties in the future and, in particular, subsequent to the expiration of the existing subsidy agreements.

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

Inflation
---------

      The Partnership completed its fifteenth full year of operations in 1998. To date, the effects of inflation and changes in prices on the Partnership's operating results have not been significant. In the future, with regard to the local limited partnerships, contract rental rates under "Section 8" agreements may be increased at the discretion of the Department of Housing and Urban Development in response to inflationary pressures to cover increases in operating expenses due to inflation.


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

      (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:


                                                                      Date
                                                                      Elected
      Name                   Office                   Age             to Office
      ----                   ------                   ---             ---------

Bruce J. Rubin          President and Director         39             8/22/96
Terrence E. Fancher     Director                       45             10/10/96
Walter V. Arnold        Senior Vice President
                          and Chief Financial Officer  51             10/29/85
David F. Brooks         First Vice President and
                          Assistant Treasurer          56             12/10/82 *
Thomas W. Boland        Vice President and Controller  36             12/1/91

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

      Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended December 31, 1998, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

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

      The Partnership paid distributions to the Unitholders on a quarterly basis at a rate of 2% per annum on original invested capital from June 30, 1994 to September 30, 1996. The Partnership's quarterly distributions were suspended effective for the quarter ended December 31, 1996 due to an unexpected decline in the cash flow distributions from the local limited partnerships in which the Partnership has invested. Subsequent distributions, based on management's assessment of distributable cash, are expected to be made on an annual basis. No distributions were made during 1997, and an annual distribution at a rate of 2% on original invested capital was made in 1998. In addition, the Partnership's Units of Limited Partnership Interest are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly, no accurate price information is available for these Units. Therefore, a presentation of historical Unitholder total returns would not be meaningful.

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

      Under the advisory contract, the Adviser has specific management responsibilities, to administer the day-to-day operations of the Partnership and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser earns a basic management fee of .5% of invested assets for these services. Invested assets is the sum of the amount invested by the Partnership in each local limited partnership plus a proportionate interest in the mortgage debt initially incurred by the local limited partnerships. The Adviser earned management fees of $199,000 for the year ended December 31, 1998. Accounts payable - affiliates at December 31, 1998 consists of management fees of $99,000 payable to the Adviser.

      In connection with the sale of each property, the Adviser may receive a disposition fee in an amount equal to 1% based on the selling price of the property, subordinated to the payment of certain amounts to the Limited Partners.

      An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities including the Partnership. Included in general and administrative expenses for the year ended December 31, 1998 is $37,000, representing reimbursements to this affiliate for providing such services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $2,000 (included in general and administrative expenses) for managing the Partnership's cash assets during the year ended December 31, 1998. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

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

   (b)  No reports on Form 8-K were filed during the last quarter of 1998.

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

                         PAINE WEBBER/CMJ PROPERTIES, LP
                               LIMITED PARTNERSHIP


                                 By: PW Shelter  Fund,  Inc.
                                     -----------------------
                                     Managing General Partner


                                      By: /s/ Bruce J. Rubin
                                          ------------------
                                          Bruce J. Rubin
                                          President
                                          and Chief Executive Officer


                                      By: /s/ Walter V. Arnold
                                          --------------------
                                          Walter V. Arnold
                                          Senior Vice President and
                                          Chief Financial Officer



                                      By: /s/ Thomas W. Boland
                                          --------------------
                                          Thomas W. Boland
                                          Vice President and Controller


Dated:  March 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.



By:  /s/ Bruce J. Rubin                Date:  March 30, 1999
     -------------------                      --------------
     Bruce J. Rubin
     Director



By:  /s/ Terrence E. Fancher           Date:  March 30, 1999
     -----------------------                  --------------
     Terrence E. Fancher
     Director

                           ANNUAL REPORT ON FORM 10-K
                                  Item 14(a)(3)

                         PAINE WEBBER/CMJ PROPERTIES, LP


                                INDEX TO EXHIBITS

                                                              Page Number in the Report
Exhibit No.              Description of Document              Or Other Reference
-----------              -----------------------              --------------------------

(3) and (4)              Prospectus of the Partnership        Filed with the Commission pursuant to
                         dated May 25, 1983, as               Rule 424(c) and incorporated herein by
                         reference to the Restated            supplemented, with particular  reference.
                         Certificate and Agreement of
                         Limited Partnership.


(10)                     Material contracts previously        Filed with the Commission pursuant to
                         filed as exhibits to registration    Section13 or 15(d) of the Securities Act
                         statements and amendments thereto    of 1934 and incorporated herein by reference.
                         of the registrant together with
                         all such contracts filed as
                         exhibits of previously filed Forms
                         8-K and Forms 10-K are hereby
                         incorporated herein by reference.


(13)                     Annual Reports to Limited Partners.  No Annual Report for the  year ended
                                                              December 31, 1998 has been sent to
                                                              the Limited Partners. An Annual
                                                              Report will be sent to the Limited
                                                              Partners subsequent to this filing.

(22)                     List of subsidiaries.                Included  in  Item 1 of Part 1 of this
                                                              Report  Page I-1,  to which   reference
                                                              is  hereby made.

(27)                     Financial Data Schedule.             Filed as the last page of EDGAR
                                                              submission following the Financial
                                                              Statements required by Item 14.



                           ANNUAL REPORT ON FORM 10-K

                        Item 14(a) (1) and (2) and 14(d)

                         PAINE WEBBER/CMJ PROPERTIES, LP

                          INDEX TO FINANCIAL STATEMENTS

Paine Webber/CMJ Properties, LP                                    Reference
                                                                   ---------

   Independent Auditors' Report                                       F-4

   Balance sheets at December 31, 1998 and 1997                       F-5

   Statements  of operations  for the years ended  December
     31, 1998, 1997 and 1996                                          F-6

   Statements  of changes in  partners'  capital  (deficit)
     or the years ended December 31, 1998, 1997 and 1996              F-7

   Statement  of cash  flows for the years  ended  December
     31, 1998, 1997 and 1996                                          F-8

   Notes to financial statements                                      F-9

Fawcett's Pond Apartments Company

   Independent Auditors' Report                                      F-20

   Balance sheets at December 31, 1998 and 1997                      F-21

   Statements  of operations  for the years ended  December
     31, 1998, 1997 and 1996                                         F-22

   Statements of partners' deficit for the years ended
     December 31, 1998, 1997 and 1996                                F-23

   Statements  of cash flows for the years  ended  December
     31, 1998, 1997 and 1996                                         F-24

   Notes to financial statements                                     F-26

Quaker Meadows Apartments Company

   Independent Auditors' Report                                      F-30

   Balance sheets at December 31, 1998 and 1997                      F-31

   Statements  of operations  for the years ended  December
     31, 1998, 1997 and 1996                                         F-32

   Statements  of  partners'  deficit  for the years  ended
     December 31, 1998, 1997 and 1996                                F-33

   Statements  of cash flows for the years  ended  December
     31, 1998, 1997 and 1996                                         F-34

   Notes to financial statements                                     F-36

South Laurel Apartments Limited Partnership

   Independent Auditors' Report                                      F-40

   Balance sheets at December 31, 1998 and 1997                      F-41

   Statements  of operations  for the years ended  December
     31, 1998, 1997 and 1996                                         F-42

   Statements  of  partners'  deficit  for the years  ended
     December 31, 1998, 1997 and 1996                                F-43

   Statements  of cash flows for the years  ended  December
     31, 1998, 1997 and 1996                                         F-44

   Notes to financial statements                                     F-46

Marvin Gardens Associates

   Independent Auditors' Report                                      F-50

   Balance sheets at December 31, 1998 and 1997                      F-51

   Statements  of operations  for the years ended  December
     31, 1998, 1997 and 1996                                         F-52

   Statements  of  partners'  deficit  for the years  ended
     December 31, 1998, 1997 and 1996                                F-53

   Statements  of cash flows for the years  ended  December
     31, 1998, 1997 and 1996                                         F-54

   Notes to financial statements                                     F-56

Colonial Farms, Ltd.

   Independent Auditors' Report                                      F-60

   Balance sheets at December 31, 1998 and 1997                      F-61

   Statements  of operations  for the years ended  December
     31, 1998, 1997 and 1996                                         F-62

   Statements  of  partners'  deficit  for the years  ended
     December 31, 1998, 1997 and 1996                                F-63

   Statements  of cash flows for the years  ended  December
     31, 1998, 1997 and 1996                                         F-64

   Notes to financial statements                                     F-66

Holbrook Apartments Company

   Independent Auditors' Report                                      F-70

   Balance sheets at December 31, 1998 and 1997                      F-71

   Statements  of operations  for the years ended  December
     31, 1998, 1997 and 1996                                         F-72

   Statements  of  partners'  deficit  for the years  ended
     December 31, 1998, 1997 and 1996                                F-73

   Statements  of cash flows for the years  ended  December
     31, 1998, 1997 and 1996                                         F-74

   Notes to financial statements                                     F-76



All  schedules  have  been  omitted  since  the  required   information  is  not
applicable, or because the information required is included in the financial statements, including the notes thereto.

                         INDEPENDENT AUDITORS' REPORT






The Partners of
Paine Webber/CMJ Properties, LP

      We have audited the accompanying balance sheets of Paine Webber/CMJ Properties, LP (a Limited Partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paine Webber/CMJ Properties, LP at December 31, 1998 and 1997, and the results of its operations, changes in partners' capital (deficit), and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.






                               /s/ Reznick Fedder & Silverman
                               ------------------------------
                                   REZNICK FEDDER & SILVERMAN


Baltimore, Maryland
February 10, 1999

                         PAINE WEBBER/CMJ PROPERTIES, LP

                                 BALANCE SHEETS
                           December 31, 1998 and 1997
                     (In thousands, except per Unit amounts)

                                     ASSETS


                                                          1998        1997
                                                          ----        ----

Investments in local limited
  partnerships, at equity                               $    42     $    27
Cash and cash equivalents                                   341         493
                                                        -------     -------
                                                        $   383     $   520
                                                        =======     =======



                        LIABILITIES AND PARTNERS' CAPITAL


Accrued expenses and accounts payable                   $    18     $    16
Accounts payable - affiliates                                99         199
                                                        -------     -------
                                                            117         215

Partners' capital:
  General Partners:
   Capital contributions                                      1           1
   Cumulative net losses                                    (68)        (69)
   Cumulative distributions                                  (7)         (5)

  Limited Partners ($1,000 per Unit; 15,000 Units
    authorized; 8,746 Units issued and outstanding):
   Capital contributions, net of offering costs           7,679       7,679
   Cumulative net losses                                 (6,727)     (6,864)
   Cumulative distributions                                (612)       (437)
                                                        -------     -------
      Total partners' capital                               266         305
                                                        -------     -------
                                                        $   383     $   520
                                                        =======     =======















The accompanying notes are an integral part of these financial statements.

                         PAINE WEBBER/CMJ PROPERTIES, LP

                            STATEMENTS OF OPERATIONS
              For the years ended December 31, 1998, 1997 and 1996
                     (In thousands, except per Unit amounts)

                                                   1998      1997         1996
                                                   ----      ----        -----

Revenues:
   Interest income                              $    28     $   26      $   14
   Other income from local
     limited partnerships                           266        121          84
                                                -------     ------      ------
                                                    294        147          98

Expenses:
   Management fees                                  199        199         199
   General and administrative                       166         89          81
                                                -------     ------      ------
                                                    365        288         280
                                                -------     ------      ------
Operating loss                                      (71)      (141)       (182)

Partnership's share of local limited
  partnerships' income                              209        184         157
                                                -------     ------      ------

Net income (loss)                               $   138     $   43      $  (25)
                                                =======     ======      ======


Net income (loss) per Limited
  Partnership Unit                              $ 15.58     $ 4.85      $(2.82)
                                                =======     ======      ======

Cash distributions per Limited
  Partnership Unit                              $ 20.00     $    -      $20.00
                                                =======     ======      ======



   The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 8,746 Limited Partnership Units outstanding during each year.


















The accompanying notes are an integral part of these financial statements.

                         PAINE WEBBER/CMJ PROPERTIES, LP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the years ended December 31, 1998, 1997 and 1996
                                 (In thousands)



                                        General       Limited
                                        Partners      Partners        Totals
                                        --------      --------        ------


Balance at December 31, 1995            $   (72)      $    536        $   464

Cash distributions                           (2)          (175)          (177)

Net loss                                      -            (25)           (25)
                                        -------       --------        -------

Balance at December 31, 1996                (74)           336            262

Net income                                    1             42             43
                                        -------       --------        -------

Balance at December 31, 1997                (73)           378            305

Cash distributions                           (2)          (175)          (177)

Net income                                    1            137            138
                                        -------       --------        -------

Balance at December 31, 1998            $   (74)      $    340        $   266
                                        =======       ========        =======






















     The accompanying notes are an integral part of these financial statements.

                         PAINE WEBBER/CMJ PROPERTIES, LP

                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1998, 1997 and 1996
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                            1998         1997        1996
                                                            ----         ----        ----


Cash flows from operating activities:
  Net income (loss)                                       $   138      $    43     $   (25)
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
   Other income from local limited partnerships              (266)        (121)        (84)
   Partnership's share of local limited
      partnerships' income                                   (209)        (184)       (157)
   Changes in assets and liabilities:
     Accrued expenses and accounts payable                      2           (5)         (1)
     Accounts payable - affiliates                           (100)          67         132
                                                          -------      -------     -------
        Total adjustments                                    (573)        (243)       (110)
                                                          -------      -------     -------
        Net cash used in operating activities                (435)        (200)       (135)
                                                          -------      -------     -------

Cash flows from investing activities:
   Distributions from local limited
     partnerships                                             460          370         310
                                                          -------      -------     -------
        Net cash provided by investing activities             460          370         310
                                                          -------      -------     -------

Cash flows from financing activities:
   Distributions to partners                                 (177)           -        (177)
                                                          -------      -------     -------
        Net cash used in financing activities                (177)           -        (177)
                                                          -------      -------     -------

Net (decrease) increase in cash and cash equivalents         (152)         170          (2)

Cash and cash equivalents, beginning of year                  493          323         325
                                                          -------      -------     -------

Cash and cash equivalents, end of year                    $   341      $   493     $   323
                                                          =======      =======     =======

















   The accompanying notes are an integral part of these financial statements.

                         PAINE WEBBER/CMJ PROPERTIES, LP
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

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

      The Partnership has generated tax losses since inception. However, the benefits of such losses to investors have been significantly reduced by changes in federal income tax law subsequent to the organization of the Partnership. The Partnership continues to retain an ownership interest in all six of its original operating investment properties. As of December 31, 1998, all of the properties are generating sufficient cash flow from operations after covering their operating expenses and debt service payments, and all of the properties are generating excess cash flow, a portion of which is being distributed to the Partnership on an annual basis in accordance with the respective regulatory and limited partnership agreements. Due to improvements in cash flow and the strong operating performances of the investment properties, management had instituted a program of regular quarterly distributions in 1994 at an annual rate of 2% on original invested capital. Effective for the fourth quarter of 1996, due to an unexpected decline in the level of cash flow distributions from the local limited partnerships, distributions to the partners were suspended. In the future, to the extent there is distributable cash flow from the properties after the payment of Partnership management fees and operating expenses, the Partnership plans to make an annual distribution payment. An annual distribution totalling approximately $175,000, or $20 per original $1,000 investment, was made to the Limited Partners in 1998. No distributions were paid in 1997.

      The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final sales of its investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final disposition, which cannot presently be determined. Because of the government restrictions on rental revenues and the related capital expenditure reserve requirements and cash flow distribution limitations, there are a limited number of potential buyers in the market for government subsidized, low-income housing properties which includes five of the six local limited partnerships that the Partnership has invested in. Furthermore, the current uncertainty regarding potential future reductions in the level of federal government assistance for these programs may further restrict the properties' marketability.

      The Partnership is currently pursuing potential disposition strategies for the six investments in its portfolio. As discussed further in Note 4, during 1998 the Partnership initiated the formal process prescribed in the local limited partnership agreements for liquidating the Partnership's interests in the local limited partnerships. Accordingly, it is currently contemplated that the sales of the remaining assets and a liquidation of the Partnership could be accomplished prior to the end of calendar year 1999. There are no assurances, however, that the sale of the remaining assets and the liquidation of the Partnership will be completed within this time frame.

2.  Use of Estimates and Summary of Significant Accounting Policies
    ---------------------------------------------------------------

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1998 and 1997 and revenues and expenses for each of the three years in the period ended December 31, 1998. Actual results could differ from the estimates and assumptions used.

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

      For purposes of reporting cash flows, cash and cash equivalents include all highly liquid investments with original maturities of 90 days or less when acquired. The Partnership's cash reserves are invested in financial instruments which potentially subject the Partnership to concentrations of credit risk. The Partnership currently invests primarily in investment-grade rated commercial paper with overnight maturities. Management believes that no significant concentration of credit risk exists with respect to these cash investments as of December 31, 1998. The carrying amount of cash and cash equivalents approximates their fair value as of December 31, 1998 due to the short-term maturities of these instruments.

      No provision for income taxes has been made, as the liability for such taxes is that of the partners rather than the Partnership. The cumulative difference between the book basis and tax basis of the Partnership's investment in local limited partnerships is approximately $18,660,000 as of December 31, 1998 due to the losses on investments recognized on the tax basis in excess of the book basis.

      Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation.

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

      Under the advisory contract, the Adviser has specific management responsibilities, to administer the day-to-day operations of the Partnership and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser earns a basic management fee of .5% of invested assets for these services. Invested assets is the sum of the amount invested by the Partnership in each local limited partnership plus a proportionate interest in the mortgage debt initially incurred by the local limited partnerships. The Adviser earned management fees of $199,000 for each of the three years in the period ended December 31, 1998. Accounts payable - affiliates at December 31, 1998 and 1997 consist of management fees of $99,000 and $199,000, respectively, payable to the Adviser.

      In connection with the sale of each property, the Adviser may receive a disposition fee in an amount equal to 1% based on the selling price of the property, subordinated to the payment of certain amounts to the Limited Partners.

      Included in general and administrative expenses for the years ended December 31, 1998, 1997 and 1996 is $37,000, $35,000 and $32,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins"), an affiliate of the Managing General Partner, for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $2,000, (included in general and administrative expenses) for managing the Partnership's cash assets during each of the three years ended December 31, 1998.

4.  Local Limited Partnerships
    --------------------------

      The Partnership has investments in six local limited partnerships. These local limited partnerships are accounted for on the equity method in the Partnership's financial statements. Condensed combined financial statements of these local limited partnerships follow:

                        Condensed Combined Balance Sheets
                           December 31, 1998 and 1997
                                 (In thousands)
                                     Assets

                                                            1998       1997
                                                            ----       ----

     Current assets                                      $  1,800    $  1,779
     Restricted deposits and funded reserves                2,127       2,001
     Operating investment property, net                    23,441      24,629
     Other assets                                             963       1,004
                                                         --------    --------
                                                         $ 28,331    $ 29,413
                                                         ========    ========
                             Liabilities and Capital

     Current liabilities and tenant security deposits    $  1,280    $  1,290
     Due to general partner                                 2,509       2,508
     Long-term mortgage debt, less current portion         31,663      32,279

     Partnership's share of combined
       partners' deficit accounts                          (3,919)     (3,511)
     Local partners' shares of combined
       partners' deficit accounts                          (3,202)     (3,153)
                                                         --------    --------
                                                         $ 28,331    $ 29,413
                                                         ========    ========

                    Condensed Combined Summary of Operations
              For the years ended December 31, 1998, 1997 and 1996
                                 (In thousands)

                                           1998          1997           1996
                                           ----          ----           ----
     Rental revenues, including
        government subsidies            $ 10,039       $  9,963      $  9,949
     Other income                            114            130           112
                                        --------       --------      --------
                                          10,153         10,093        10,061

     Property operating expenses           5,847          5,834         5,733
     Interest expense and mortgage
       insurance                           2,868         2,904         2,964
     Depreciation and amortization         1,373          1,389         1,347
                                        --------       --------      --------
                                          10,088         10,127        10,044
                                        --------       --------      --------
     Net income (loss)                  $     65       $    (34)     $     17
                                        ========       ========      ========

     Net income (loss):
       Partnership's share of
         operations                     $     52       $    (37)     $     32
       Local partners' share of
         operations                           13              3           (15)
                                        --------       --------      --------
                                        $     65       $    (34)     $     17
                                        ========       ========      ========

               Reconciliation of Partnership's Share of Operations
                                 (In thousands)

                                         1998          1997           1996
                                         ----          ----           ----

     Partnership's share of
       operations, as shown above       $     52       $    (37)     $     32
     Losses in excess of basis not
       recognized by Partnership             157            221           278
     Income offset with prior year
       unrecognized losses                     -              -          (153)
                                        --------       --------      --------
     Partnership's share of local
       limited partnerships' income     $    209       $    184      $    157
                                        ========       ========      ========

                   Reconciliation of Partnership's Investments
                                 (In thousands)

                                                       1998          1997
                                                       ----          ----

     Partnership's share of combined partners'
       deficit accounts, as shown above                $ (3,919)     $ (3,511)
     Accumulated losses in excess of basis
       not recognized by Partnership                      2,481         2,324
     Cumulative distributions in excess
       of investment basis                                1,465         1,199
     Excess basis in local limited partnerships              15            15
                                                       --------      --------
     Investments in local limited
       partnerships, at equity                         $     42      $     27
                                                       ========      ========

      "Investments in local limited partnerships, at equity" is the Partnership's net investment in the local limited partnerships. These local limited partnerships are subject to regulatory agreements and partnership agreements which determine the distribution of available funds, the disposition of the limited partnership's assets and the rights of the partners, regardless of the Partnership's percentage ownership interest in the local limited partnership. As a limited partner of the local limited partnerships, the Partnership does not control property disposition decisions. The partnership agreements state that the limited partner may cause the sale of the assets of the local limited partnerships subsequent to June 30, 1995, but not earlier than one year after it has given written notice to the operating general partner of its intent to cause such sale, and only if, during such one year period, the operating general partner does not cause the sale of such assets. If the operating general partner has not caused the assets of the partnership to be sold within such one year period the limited partner may cause such sale, but only after it has offered to sell such assets to the operating general partner, and either the operating general partner does not accept such offer within 90 days of receiving it, or the operating general partner does not complete the sale in accordance with such offer after accepting the terms. In October 1998, the Partnership gave the written notice described above to the operating general partner of all six local limited partnerships after meeting with representatives of the operating general partner to discuss the Partnership's desire to liquidate its investments in the near term. The Partnership must now wait for the one-year notification period to lapse or for the possible earlier receipt of an acceptable liquidation proposal from the operating general partner. In light of the decision by the Partnership to initiate this action under the terms of the limited partnership agreements, it is currently contemplated that the disposition of the Partnership's investments and a liquidation of the Partnership could be completed by the end of calendar year 1999. There are no assurances, however, that the disposition of the remaining assets and a liquidation of the Partnership will be completed within this time frame

      "Investments in local limited partnerships, at equity" on the balance sheets is comprised of the following local limited partnership investments, at the balances indicated (in thousands):

                                                    1998              1997
                                                    ----              ----

     Fawcett's Pond Apartments Company             $    42            $     6
     Quaker Meadows Apartments Company                   -                  -
     South Laurel Apartments Limited Partnership         -                  -
     Marvin Gardens Associates                           -                  -
     Colonial Farms Ltd.                                 -                  -
     Holbrook Apartments Company                         -                 21
                                                   -------            -------
       Investments  in  local  limited
        partnerships, at equity                    $    42            $    27
                                                   =======            =======

      The Partnership received cash distributions from the limited partnerships as set forth below (in thousands):

                                             1998      1997           1996
                                             ----      ----           ----

     Fawcett's Pond Apartments Company     $    24    $    24       $    24
     Quaker Meadows Apartments Company          99         90            50
     South Laurel Apartments Limited
       Partnership                              66          -             -
     Marvin Gardens Associates                  11          4             -
     Colonial Farms Ltd.                        26         27            27
     Holbrook Apartments Company               234        225           209
                                           -------    -------       -------
                                           $   460    $   370       $   310
                                           =======    =======       =======

      The investments in Quaker Meadows Apartments Company, South Laurel Apartments Limited Partnership, Marvin Gardens Associates and Colonial Farms Ltd. at December 31, 1998 do not reflect accumulated losses therefrom of $1,288,000, $850,000, $188,000 and $155,000, respectively, because the equity method carrying values of such investments have been reduced to zero. Future income from these entities will not be recorded until it exceeds the previously unrecognized accumulated losses.

      A description of the local limited partnership properties and the terms of the local limited partnership agreements is summarized below:

     a) Village at Fawcett's Pond - Hyannis, Massachusetts
        --------------------------------------------------

      On June 30, 1983, the Partnership acquired a 95% limited partnership interest in Fawcett's Pond Apartments Company, an existing Massachusetts limited partnership ("Fawcett's Pond"), that owns and operates a 100-unit housing project in Hyannis, Massachusetts. The Federal Housing Administration (FHA) contracted with the limited partnership under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the limited partnership on behalf of qualified tenants. The agreement expires August 19, 2002. Total rent subsidies received by the limited partnership during 1998, 1997 and 1996 were $749,000, $752,000 and $756,000, respectively. Such amounts comprised approximately 77%, 76% and 77%, respectively, of the limited partnership's total revenues for such years.

      The aggregate investment by the Partnership for the 95% interest was $879,606, comprised of cash and notes payable to the seller (including an acquisition fee of $63,025 payable to the Adviser of the Partnership). The Partnership's interest is held subject to a permanent nonrecourse mortgage loan due April 1, 2024 from the Government National Mortgage Association (GNMA) with an outstanding balance at December 31, 1998 of approximately $4,179,000, payable in monthly installments of $30,746 including principal and interest at 7.5%.

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

      The local limited partnership entered into a property management contract with an affiliate of the local general partners. The management fee is 5% of gross receipts. An incentive management fee will also be paid on an annual basis in the event that the property's cash flow exceeds certain target amounts. Incentive management fees of $6,000 were paid to an affiliate of the local general partners for each of the three years in the period ended December 31, 1998.

     b) Quaker Court and The Meadows - Lynn, Massachusetts
        --------------------------------------------------

      On June 30, 1983, the Partnership acquired a 95% limited partnership interest in Quaker Meadows Apartments Company, an existing Massachusetts limited partnership ("Quaker Meadows"), that owns and operates two apartment complexes in Lynn, Massachusetts. There are a total of 104 apartment units in the two complexes. FHA contracted with the limited partnership under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the limited partnership on behalf of qualified tenants. The agreement expires in May 2002 and has two five-year renewal options. Total rent subsidies received by the limited partnership during 1998, 1997 and 1996 were $1,310,000, $1,313,000 and $1,320,000, respectively. Such amounts comprised approximately 81%, 81% and 82% of the limited partnership's total revenues in each of such years.

      The aggregate investment by the Partnership for the 95% interest was $1,358,925 (including an acquisition fee of $104,525 paid to the Adviser of the Partnership). The Partnership's interest is held subject to a permanent nonrecourse mortgage loan payable to the Massachusetts Housing Finance Agency
(MHFA). The mortgage loan is due September 1, 2013 with an outstanding balance at December 31, 1998 of approximately $4,975,000, payable in monthly installments of $62,930 including principal and interest at 12.5%.

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

      The local limited partnership entered into a property management contract with an affiliate of the local general partners. The management fee is 4% of gross receipts. An incentive management fee will also be paid on an annual basis in the event that the property's cash flow exceeds certain target amounts. Incentive management fees of $77,000, $69,000 and $29,000 were paid to an affiliate of the local general partners for the years ended December 31, 1998, 1997 and 1996, respectively.

      c)  Villages at Montpelier - Laurel, Maryland
          -----------------------------------------

      On June 30, 1983, the Partnership acquired an 85% limited partnership interest in South Laurel Apartments Limited Partnership, an existing Maryland limited partnership ("South Laurel"), that owns and operates a 520-unit housing project in Laurel, Maryland. FHA contracted with the limited partnership under
Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the limited partnership on behalf of qualified tenants for 20% of the rental units. The subsidy agreement expired on July 31, 1997, and management did not apply for an extension of the agreement. The units previously designated as low-income units have been re-leased at market rates which has kept the total revenues of the local limited partnership relatively unchanged from the previously subsidized level. If the market for conventional multi-family apartment properties remains strong, the expiration of the rental subsidy agreement at The Villages at Montpelier Apartments and the conversion of the property to 100% market-rate apartments could enhance the property's marketability for a potential sale by increasing the pool of interested buyers. However, there are no assurances that such market conditions will remain strong, and the ability of the Partnership to cause a sale of the property will remain restricted by the terms of the limited partnership agreement discussed further above. If conditions were to deteriorate, The Villages at Montpelier Apartments could experience extended declines in occupancy and revenues as a result of the expiration of the subsidy agreement. Total rent subsidies received by the limited partnership during 1997 and 1996 were $506,000 and $686,000, respectively. Such amounts comprised approximately 12% and 17%, respectively, of the limited partnership's total revenues for each of such years.

      The aggregate investment by the Partnership for the 85% interest was $2,446,135 (including an acquisition fee of $186,725 paid to the Adviser of the Partnership). The Partnership's interest is held subject to a permanent nonrecourse mortgage loan due December 1, 2023 with an outstanding balance at December 31, 1998 of approximately $11,691,000, payable to GNMA in monthly installments of $86,395 including principal and interest at 7.5%.

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

      The local limited partnership entered into a property management contract with an affiliate of the local general partners. The management fee is 5.25% of gross receipts. An incentive management fee will also be paid on an annual basis in the event that the property's cash flow exceeds certain target amounts. Incentive management fees of $3,000 were paid to an affiliate of the local general partners for 1998. No incentive management fees were earned for the years ended December 31, 1997 and 1996.

      d)  Marvin Gardens Apartments, Cotati, California
          ---------------------------------------------

      On July 29, 1983, the Partnership acquired a 95% limited partnership interest in Marvin Gardens Associates, an existing California limited partnership that owns a 37-unit apartment complex project in Cotati, California. The apartment complex operates under Section 8 of the National Housing Act and, therefore, receives monthly rental subsidies from the Federal Department of Housing and Urban Development (HUD). The agreement expires in July 2003 and has two five-year renewal options. Total rent subsidies received by the limited partnership during 1998, 1997 and 1996 were $309,000, $329,000 and $324,000, respectively. Such amounts comprised approximately 74%, 77% and 77%, respectively, of the limited partnership's total revenues for such years.

      The aggregate investment by the Partnership for the 95% interest was $379,581 (including an acquisition fee of $27,800 paid to the Adviser of the Partnership). The Partnership's interest was acquired subject to a permanent nonrecourse mortgage loan due June 1, 2013 with an outstanding balance at December 31, 1998 of approximately $1,560,000, payable to the California Housing Finance Agency (CHFA) in monthly installments of $15,310, including principal and interest at 8.15%.

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

      The local limited partnership entered into a property management contract with an affiliate of the local general partners who in turn hired an unaffiliated management agent to provide management services on their behalf. An incentive management fee will also be paid on an annual basis in the event that the property's cash flow exceeds certain target amounts. Incentive management fees of $1,000 were paid to an affiliate of the local general partners for the year ended December 31, 1998. No incentive management fees were earned for the years ended December 31, 1997 and 1996.

      e)  Colonial Farms - Modesto, California
          ------------------------------------

      On July 29, 1983, the Partnership acquired a 95% limited partnership interest in Colonial Farms Ltd. an existing California limited partnership that owns a 100-unit apartment project in Modesto, California. The apartment complex operates under Section 8 of the National Housing Act and, therefore, receives monthly rental subsidies from the Federal Department of Housing and Urban Development (HUD). The agreement expires in July 2002 and has two five-year renewal options. Total rent subsidies received by the limited partnership during 1998, 1997 and 1996 were $531,000, $579,000 and $613,000, respectively. Such amounts comprised approximately 65%, 71% and 76%, respectively, of the limited partnership's total revenues for such years.

      The aggregate investment by the Partnership for the 95% interest was $623,351 (including an acquisition fee of $48,125 paid to the Adviser to the Partnership). The Partnership's interest is held subject to a permanent nonrecourse mortgage loan due June 1, 2013 with an outstanding balance at December 31, 1998 of approximately $2,629,000, payable to CHFA in monthly installments of $27,411, including principal and interest at 9.15%

      The restated partnership agreement generally provides that the Partnership will receive 95% of annual distributable cash flow payable annually and that the local partners will be entitled to receive 5% of annual distributable cash flow. Cash distributions are limited by agreements between the limited partnership and CHFA to $35,299 per year to the extent of surplus cash and stated equity, as defined by CHFA. Undistributed amounts are cumulative and may be distributed in subsequent years if future operations provide surplus cash in excess of current requirements.

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

      The local limited partnership entered into a property management contract with an affiliate of the local general partners who in turn hired an unaffiliated management agent to provide management services on their behalf. An incentive management fee will also be paid to the affiliate of the local general partners on an annual basis in the event that the property's cash flow exceeds certain target amounts. Incentive management fees of $7,000 were paid to an affiliate of the local general partners for each of the three years in the period ended December 31, 1998.

      f)  Ramblewood Apartments - Holbrook, Massachusetts
          -----------------------------------------------

      On August 30, 1983, the Partnership acquired an 85% limited partnership interest in Holbrook Apartments Company, an existing Massachusetts limited partnership that owns and operates a 170-unit housing project in Holbrook, Massachusetts. FHA contracted with the limited partnership under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the limited partnership on behalf of qualified tenants. The agreement expires July 1, 2001. Total rent subsidies received by the limited partnership during 1998, 1997 and 1996 were $1,574,000, $1,565,000 and
$1,577,000, respectively. Such amounts comprised approximately 75%, 74% and 75% respectively, of the limited partnership's total revenues for such years.

      The aggregate investment by the Partnership for the 85% interest was $1,250,583, (including an acquisition fee of $94,500 paid to the Adviser of the Partnership). The Partnership's interest was acquired subject to a nonrecourse first mortgage loan due February 1, 2023 with an outstanding balance at December 31, 1998 of approximately $7,249,000, payable to GNMA in monthly installments of $54,207 including principal and interest at 7.5%.

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

      The local limited partnership entered into a property management contract with an affiliate of the local general partners. The management fee is 4.75% of gross receipts. An incentive management fee will also be paid on an annual basis in the event that the property's cash flow exceeds certain target amounts. Incentive management fees of $153,000, $146,000 and $134,000 were paid to an affiliate of the local general partners for the years ended December 31, 1998, 1997 and 1996, respectively.

5.  Year 2000 Issue
    ---------------

      The Managing General Partner has assessed the Partnership's exposure to date sensitive computer software programs that may not be operative subsequent to 1999 and has implemented a requisite course of action to minimize year 2000 risk and ensure that neither significant costs nor disruption of normal business operations are encountered. However, because there is no guarantee that all systems of outside vendors or other entities affecting the Partnership's operations will be 2000 compliant, the Partnership remains susceptible to consequences of the Year 2000 Issue.

                          [REZNICK FEDDER & SILVERMAN]
                                  [letterhead]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Fawcett's Pond Apartments Company

      We have audited the accompanying balance sheets of Fawcett's Pond Apartments Company as of December 31, 1998 and 1997, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards requires that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fawcett's Pond Apartments Company as of December 31, 1998 and 1997, and the results of its operations, the changes in partners' deficit and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                              /s/ REZNICK FEDDER & SILVERMAN
                              ------------------------------
                                  REZNICK FEDDER & SILVERMAN

Baltimore, Maryland
February 4, 1999

                        FAWCETT'S POND APARTMENTS COMPANY

                                 BALANCE SHEETS

                           December 31, 1998 and 1997

                                     ASSETS
                                                      1998       1997
                                                      ----       ----

CURRENT ASSETS
   Cash and cash equivalents                     $   378,141  $   353,884
   Accounts receivable                                 2,647        2,011
   Prepaid expenses                                   12,464       12,581
                                                 -----------  -----------

      Total current assets                           393,252      368,476
                                                 -----------  -----------

RESTRICTED DEPOSITS AND FUNDED RESERVES
   Tenants' security deposits                         20,583       21,461
   Mortgage escrow deposits                           53,570       67,627
   Reserve for replacements                          286,880      265,204
                                                 -----------  -----------

                                                     361,033      354,292
                                                 -----------  -----------
PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $2,344,695 and $2,192,094       3,298,592    3,378,778

DEFERRED FINANCING COSTS, net of accumulated
   amortization of $130,269 and $122,110             206,486      214,645
                                                 -----------  -----------

      Total assets                               $ 4,259,363  $ 4,316,191
                                                 ===========  ===========

                        LIABILITIES AND PARTNERS' DEFICIT

CURRENT LIABILITIES
   Current maturities of mortgage payable        $    57,459  $    53,320
   Accounts payable and accrued expenses              11,851       54,347
   Accrued interest payable                           26,120       26,453
   Rent deferred credits                               2,966          488
                                                 -----------  -----------

      Total current liabilities                       98,396      134,608
                                                 -----------  -----------

LONG-TERM LIABILITIES
   Mortgage payable, less current maturities       4,121,716    4,179,174
   Due to general partner                            277,400      277,400
   Tenants' security deposits                         19,850       20,447
                                                 -----------  -----------

      Total liabilities                            4,517,362    4,611,629

PARTNERS' DEFICIT                                   (257,999)    (295,438)
                                                 -----------  -----------
      Total liabilities and partners' deficit    $ 4,259,363  $ 4,316,191
                                                 ===========  ===========




                        See notes to financial statements

                        FAWCETT'S POND APARTMENTS COMPANY

                            STATEMENTS OF OPERATIONS

                  Years ended December 31, 1998, 1997 and 1996

                                          1998        1997        1996
                                          ----        ----        ----
Revenue
   Rental income, net                 $  940,839  $  941,478  $  942,059
   Financial revenue                      17,448      25,534      19,420
   Other income                           16,596      16,701      16,066
                                      ----------  ----------  ----------
      Total revenue                      974,883     983,713     977,545
                                      ----------  ----------  ----------

Expenses
  Operating expenses
   Marketing                                 751       1,756       1,090
   Administration                         48,067      59,354      55,198
   Utilities                              27,464      30,591      33,018
   Management fee                         47,131      47,098      47,114
   Maintenance and repairs               114,064     126,573      79,914
   Salaries                               92,736      76,232      85,196
   Payroll taxes                           8,111       7,648       7,252
   Insurance                              23,832      25,206      22,073
   Real estate taxes                      46,352      67,717      66,913
                                      ----------  ----------  ----------

      Total operating expenses           408,508     442,175     397,768
                                      ----------  ----------  ----------

  Nonoperating expenses
   Interest                              315,296     319,161     322,748
   Mortgage insurance premium             21,018      21,275      21,515
   Depreciation and amortization         160,760     162,549     153,348
   Incentive management fee                6,303       6,303       6,303
   Miscellaneous financial expenses          345         625         633
                                      ----------  ----------  ----------

      Total nonoperating expenses        503,722     509,913     504,547
                                      ----------  ----------  ----------

      Total expenses                     912,230     952,088     902,315
                                      ----------  ----------  ----------


      EXCESS OF REVENUE OVER EXPENSES $   62,653  $   31,625  $   75,230
                                      ==========  ==========  ==========














                        See notes to financial statements

                        FAWCETT'S POND APARTMENTS COMPANY

                         STATEMENTS OF PARTNERS' DEFICIT

                  Years ended December 31, 1998, 1997 and 1996


                                       General    Limited
                                       Partner    Partner       Total
                                       -------    -------       -----

Partners' deficit, December 31, 1995   $ (74,453) $ (277,412) $ (351,865)

Distributions                             (1,261)    (23,953)    (25,214)

Excess of revenue over expenses            3,762      71,468      75,230
                                       ---------  ----------  ----------

Partners' deficit, December 31, 1996     (71,952)   (229,897)   (301,849)

Distributions                             (1,261)    (23,953)    (25,214)

Excess of revenue over expenses            1,581      30,044      31,625
                                       ---------  ----------  ----------

Partners' deficit, December 31, 1997     (71,632)   (223,806)   (295,438)

Distributions                             (1,261)    (23,953)    (25,214)

Excess of revenue over expenses            3,133      59,520      62,653
                                       ---------  ----------  ----------

Partners' deficit, December 31, 1998   $ (69,760) $ (188,239) $ (257,999)
                                       =========  ==========  ==========


Profit and loss sharing percentage             5%         95%        100%
                                               =          ==         ===























                        See notes to financial statements

                        FAWCETT'S POND APARTMENTS COMPANY

                            STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1998, 1997 and 1996

                                               1998       1997        1996
                                               ----       ----        ----

 Cash flows from operating activities
   Rental income received                  $  942,681  $  941,319  $  942,011
   Interest received                           17,448      15,978      12,900
   Other income received                       16,596      16,600      15,939
   Administrative expenses paid               (96,205)    (97,068)    (88,517)
   Management fees paid                       (47,131)    (47,098)    (47,114)
   Utilities paid                             (30,782)    (28,522)    (32,268)
   Maintenance and repairs expenses paid     (164,733)   (171,100)   (133,004)
   Real estate taxes paid                     (80,210)    (33,859)    (66,913)
   Payroll taxes paid                          (8,111)     (7,648)     (7,252)
   Property insurance paid                     (8,233)     (8,275)     (9,614)
   Other taxes and insurance paid             (15,571)    (16,038)    (12,074)
   Interest paid on mortgage                 (315,629)   (319,470)   (323,035)
   Mortgage insurance paid                    (20,929)    (21,193)    (21,440)
   Miscellaneous financial expenses paid         (345)       (625)       (633)
   Mortgagor entity expenses paid              (6,303)     (6,303)     (6,303)
   (Increase) decrease in mortgage escrow
      deposits                                 14,057     (31,945)       (858)
   Net security deposits received (paid)          281       3,745      (1,529)
                                           ----------  ----------  ----------

      Net cash provided by operating
        activities                            196,881     188,498     220,296
                                           ----------  ----------  ----------

 Cash flows from investing activities
   Additions to property and equipment        (72,415)    (78,343)    (43,567)
   Deposits to reserve for replacements       (22,092)    (22,092)    (21,948)
   Withdrawals from reserve for
     replacements                                 416      17,312           -
                                           ----------  ----------  ----------

      Net cash used in investing
        activities                            (94,091)    (83,123)    (65,515)
                                           ----------  ----------  ----------

 Cash flows from financing activities
   Repayment of mortgage payable              (53,319)    (49,479)    (45,914)
   Distributions                              (25,214)    (25,214)    (25,214)
                                           ----------  ----------  ----------

      Net cash used in financing
        activities                            (78,533)    (74,693)    (71,128)
                                           ----------  ----------  ----------

      NET INCREASE IN CASH AND
        CASH EQUIVALENTS                       24,257      30,682      83,653

 Cash and cash equivalents, beginning         353,884     323,202     239,549
                                           ----------  ----------  ----------
 Cash and cash equivalents, ending         $  378,141  $  353,884  $  323,202
                                           ==========  ==========  ==========






                        See notes to financial statements

                        FAWCETT'S POND APARTMENTS COMPANY

                  Years ended December 31, 1998, 1997 and 1996


                                               1998       1997        1996
                                               ----       ----        ----


 Reconciliation of excess of revenue
  over expenses to net cash provided
  by operating activities
   Excess of revenue over expenses         $   62,653  $  31,625   $  75,230
   Adjustments to reconcile excess of
     revenue over expenses to net cash
     provided by operating activities
       Depreciation                           152,601     154,387    145,186
       Amortization                             8,159       8,162      8,162
       Interest earned on reserve for
        replacements                                -      (9,103)    (6,520)
       Changes in assets and liabilities
         Increase in accounts receivable         (636)       (394)      (399)
         Decrease in prepaid expenses             117         975        460
         (Decrease) increase in mortgage
           escrow deposits                     14,057     (31,945)      (858)
         Increase (decrease) in tenants'
           security deposits - net                281       3,745     (1,529)
        (Decrease) increase in accounts
           payable and accrued expenses       (42,496)     31,674        627
        Decrease in accrued interest
           payable                               (333)       (309)      (287)
        Increase (decrease) in rent-deferred
           credits                              2,478        (319)       224
                                           ----------  ----------  ---------

           Net cash provided by
             operating activities          $  196,881  $  188,498  $ 220,296
                                           ==========  ==========  =========



























                        See notes to financial statements

                        FAWCETT'S POND APARTMENTS COMPANY

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996


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

      Annual cash distributions and incentive management fees are limited by agreements between the Partnership and the Department of Housing and Urban Development (HUD) to $31,517, which represents 6% of the initial equity investment, to the extent of surplus cash as defined by HUD.

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

Property and Equipment
----------------------

      Property and equipment are carried at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method.

      As of December 31, 1998, management does not believe that these are any current facts or circumstances that would indicate impairment of the rental property in accordance with Statement of Financial Accounting
Standards ("SFAS") No. 121.

Deferred Financing Costs
------------------------

      Deferred financing costs are amortized over the term of the mortgage using the straight-line method which approximates the effective interest method.

Rental Income
-------------

      Rental income is recognized as rentals become due. Rental payments received in advance are deferred until earned.

Income Taxes
------------

      No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

Reclassifications
-----------------

      Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentations.


NOTE B - RESTRICTED DEPOSITS AND FUNDED RESERVES
------------------------------------------------

      At December 31, 1998 and 1997, the Partnership maintained tenant security deposits of $20,583 and $21,461 in interest-bearing escrow bank accounts and U.S. Treasury Bills. The investment in a U.S. Treasury Bill is held to maturity and is carried at cost which approximates fair value.

      The Partnership also has a reserve for replacements and mortgage escrow deposits totaling $340,450 and $332,831 at December 31, 1998 and 1997, respectively, on deposit with Reilly Mortgage Group, Inc. These funds are held in interest-bearing bank accounts and U.S. Treasury Bills, which are carried at cost and approximate fair value.

NOTE C - PROPERTY AND EQUIPMENT
-------------------------------

      Investment in property and equipment consisted of the following at December 31, 1998 and 1997:

                                                  1998             1997
                                                  ----             ----

         Land                                 $   440,000       $   440,000
         Buildings and improvements             4,436,077         4,310,760
         Furniture and equipment                  767,210           160,152
                                              -----------       -----------
                                                5,643,287         5,570,872
         Less accumulated depreciation          2,344,695         2,192,094
                                              -----------       -----------
                                              $ 3,298,592       $ 3,378,778
                                              ===========       ===========
NOTE D - MORTGAGE PAYABLE
-------------------------

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

     Aggregate maturities of the mortgage payable for the five years following December 31, 1998, are as follows:

               December 31,
               ------------
                  1999       $   57,459
                  2000       $   61,920
                  2001       $   66,727
                  2002       $   71,907
                  2003       $   71,489

      Management believes that the carrying amount of the mortgage payable approximates fair value at December 31, 1998, as there is no significant difference in the market rate of interest for similar debt between that date and the date of the mortgage.

NOTE E - HOUSING ASSISTANCE PAYMENT AGREEMENT
---------------------------------------------

      The FHA contracted with the Partnership under Section 8 of Title II of the Housing and Community Development Act of 1974, to make housing assistance payments to the Partnership on behalf of qualified tenants for all units. The agreement expires August 19, 2002. Total housing assistance payments received during 1998, 1997 and 1996 were $749,294, $751,930, and $755,658, respectively.

NOTE F - RELATED PARTY TRANSACTIONS
-----------------------------------

Due to General Partners
-----------------------

      At December 31, 1998 and 1997, due to general partner consisted of unpaid developer advances of $277,400. These advances are non-interest bearing and payable from proceeds upon sale or refinancing of the project after certain priority payments, as defined in the Partnership agreement.

Management Fees
---------------

      Management fees of 5% of gross receipts are paid to CMJ Management Company, Inc., an affiliate of the general partner, for its services as managing agent to the project pursuant to a management agreement approved by HUD. Such fees amounted to $47,131, $47,098 and $47,114 for the years ended December 31, 1998, 1997 and 1996, respectively. In addition, CMJ Management Company received incentive management fees of $6,303 for the years ended December 31, 1998, 1997 and 1996.

Reimbursed Costs
----------------

      CMJ Management Company, Inc., an affiliate of the general partner, makes monthly expenditures (primarily payroll, central office accounting services, direct marketing and insurance costs) on behalf of the Partnership, which are reimbursed the following month.

NOTE G - TAX BASIS INCOME (LOSS)
--------------------------------

      The reconciliation of the excess of revenue over expenses reported in the accompanying statements of operations with the income (loss) reported on the Federal income tax basis follows:

                                                1998       1997        1996
                                                ----       ----        ----

      Excess of revenue over expenses
         per statement of operations        $  62,653    $ 31,625    $ 75,230
      GAAP to tax depreciation adjustment    (137,101)    (56,395)    (65,916)
      Deferred rental income adjustment         2,248         328         224
                                            ---------    --------    --------

      Income (loss) for Federal income
         tax purposes                       $(72,200)    $(25,098)   $  9,538
                                            ========     ========    ========

NOTE H - CONCENTRATION OF CREDIT RISK
-------------------------------------

      The Partnership maintains operating cash balances, including repurchase agreements and security deposits held in trust with major financial institutions and its funded reserves with the mortgage lender. The Partnership has not experienced any losses with respect to bank balances in excess of government provided insurance. Management believes that no significant concentration to credit risks exists with respect to these cash balances as of December 31, 1998.

NOTE I - YEAR 2000 ISSUE
------------------------

      The general partner has assessed the Partnership's exposure to date sensitive computer software programs that may not be operative subsequent to 1999 and has implemented a requisite course of action to minimize year 2000 risk and ensure that neither significant costs nor disruption of normal business operations are encountered. However, because there is no guarantee that all systems of outside vendors or other entities affecting the Partnership's operations will be 2000 compliant, the Partnership remains susceptible to consequences of the Year 2000 Issue.

NOTE J - CONTINUATION OF THE PARTNERSHIP
----------------------------------------

      The Partnership agreement allows the limited partner to cause the sale of the assets of the Partnership subsequent to June 30, 1995, but not earlier than one year after it has given written notice of its desire to cause such sale to the general partner, and only if, during such one-year period, the general partner does not cause the sale of the Partnership's assets. If the general partner has not caused the assets of the Partnership to be sold within such one-year period, the limited partner may cause such sale, but only after it has offered to sell the assets to the general partner, and either the general partner does not accept such offer within 90 days of receiving it, or the general partner does not complete the sale in accordance with such offer after accepting the terms. During October 1998, the limited partner gave the written notice described above to the general partner of the Partnership. In light of the decision by the limited partner to initiate this action under the terms of the Partnership agreement, it is currently contemplated that the disposition of the Partnership's assets and liquidation of the Partnership could be completed by the end of calendar year 1999. There are no assurances, however, that the disposition of the Partnership's assets and liquidation of the Partnership will be completed within this time frame.

                          [REZNICK FEDDER & SILVERMAN]
                                  [letterhead]

                          INDEPENDENT AUDITORS' REPORT



To the Partners
Quaker Meadows Apartments Company

      We have audited the accompanying balance sheets of Quaker Meadows Apartments Company as of December 31, 1998 and 1997, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quaker Meadows Apartments Company as of December 31, 1998 and 1997, and the results of its operations, the changes in partners' deficit and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                              /s/ REZNICK FEDDER & SILVERMAN
                              ------------------------------
                                  REZNICK FEDDER & SILVERMAN
Baltimore, Maryland
February 4, 1999

                        QUAKER MEADOWS APARTMENTS COMPANY

                                 BALANCE SHEETS

                           December 31, 1998 and 1997

                                     ASSETS

                                                    1998        1997
                                                    ----        ----

 CURRENT ASSETS
   Cash and cash equivalents                     $  189,109   $  215,117
   Accounts receivable                               49,264       43,303
   Other receivables                                    381       48,428
   Prepaid expenses                                   1,068        8,483
                                                 ----------   ----------

      Total current assets                          239,822      315,331
                                                 ----------   ----------

 RESTRICTED DEPOSITS AND FUNDED RESERVES
   Tenant security deposits                          18,685       18,113
   Mortgage escrow deposits                          12,742       13,369
   Reserve for replacements                         254,514      210,559
                                                 ----------   ----------

                                                    285,941      242,041
                                                 ----------   ----------

 PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $4,324,098 and $4,057,912      3,520,803    3,768,007

 DEFERRED FINANCING COSTS, net of accumulated
   amortization of $66,591 and $62,526               63,560       67,625
                                                 ----------   ----------

      Total assets                               $4,110,126   $4,393,004
                                                 ==========   ===========

                        LIABILITIES AND PARTNERS' DEFICIT

 CURRENT LIABILITIES
   Current maturities of mortgage payable        $  135,044   $  119,880
   Accounts payable and accrued expenses             46,245       40,379
   Accrued interest payable                          52,125       60,082
   Rent deferred credits                              3,658        4,013
                                                 ----------   ----------

      Total current liabilities                     237,072      224,354
                                                 ----------   ----------
 LONG-TERM LIABILITIES
   Mortgage payable, less current maturities      4,839,950    4,974,964
   Due to general partner                         1,072,952    1,072,952
   Tenants' security deposits                        16,594       16,472
                                                 ----------   ----------

      Total liabilities                           6,166,568    6,288,742

 PARTNERS' DEFICIT                               (2,056,442)  (1,895,738)
                                                 ----------   ----------

      Total liabilities and partners' deficit    $4,110,126   $4,393,004
                                                 ==========   ==========


                        See notes to financial statements

                        QUAKER MEADOWS APARTMENTS COMPANY

                             STATEMENT OF OPERATIONS

                  Years ended December 31, 1998, 1997 and 1996

                                          1998       1997        1996
                                          ----       ----        ----

 Revenue
   Rental income                      $1,594,319  $1,600,492  $1,592,837
   Vacancies                                   -      (1,774)     (6,464)
   Financial revenue                      19,081      24,836      26,166
   Other income                              530       1,718         371
                                      ----------  ----------  ----------

      Total revenue                    1,613,930   1,625,272   1,612,910
                                      ----------  ----------  -----------

 Expenses
  Operating expenses
   Administration                         89,376      58,502      38,287
   Management fees to affiliate           63,652      63,958      63,511
   Utilities                             130,386     136,254     125,632
   Maintenance and repairs               167,879     220,781     162,266
   Insurance                              12,753      14,026      15,286
   Real estate taxes                      59,519      50,624      43,376
   Salaries                              130,272     125,272     158,372
                                      ----------  ----------  ----------

      Total operating expenses           653,837     669,417     606,730
                                      ----------  ----------  ----------

  Nonoperating expenses
   Interest                              634,112     641,632     660,698
   Depreciation and amortization         270,251     274,586     265,184
   Incentive management fee to
      affiliate                           76,627      68,655      29,375
   Social services expenses               36,080      32,757      16,387
                                      ----------  ----------  ----------

      Total nonoperating expenses      1,017,070   1,017,630     971,644
                                      ----------  ----------  ----------

      Total expenses                   1,670,907   1,687,047   1,578,374
                                      ----------  ----------  ----------

      EXCESS (DEFICIENCY) OF
         REVENUE OVER EXPENSES        $  (56,977) $  (61,775) $   34,536
                                      ==========  ==========  ==========















                        See notes to financial statements

                        QUAKER MEADOWS APARTMENTS COMPANY

                         STATEMENTS OF PARTNERS' DEFICIT

                  Years ended December 31, 1998, 1997 and 1996

                                       General      Limited
                                       Partner      Partner       Total
                                       -------      -------       -----

 Partners' deficit, December 31, 1995  $(331,607)   $(1,389,261) $(1,720,868)

 Distributions                            (2,627)       (49,914)     (52,541)

 Excess of revenue over expenses           1,727         32,809       34,536
                                       ---------    -----------  -----------

 Partners' deficit, December 31, 1996   (332,507)    (1,406,366)  (1,738,873)

 Distributions                            (4,753)       (90,337)     (95,090)

 Excess of expenses over revenue          (3,089)       (58,686)     (61,775)
                                       ---------    -----------  -----------

 Partners' deficit, December 31, 1997   (340,349)    (1,555,389)  (1,895,738)

 Distributions                            (5,186)       (98,541)    (103,727)

 Excess of expenses over revenue          (2,849)       (54,128)     (56,977)
                                       ---------    -----------  -----------

 Partners' deficit, December 31, 1998  $(348,384)   $(1,708,058) $(2,056,442)
                                       =========    ===========  ===========


 Profit and loss sharing percentage            5%           95%         100%
                                               =            ==          ===
























                        See notes to financial statements

                        QUAKER MEADOWS APARTMENTS COMPANY

                            STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1998, 1997 and 1996

                                                1998       1997       1996
                                                ----       ----       ----
 Cash flows from operating activities
   Rental income received                  $1,588,003  $1,558,213  $1,591,659
   Interest received                            6,586       6,268       9,327
   Other income received                          530      16,194           -
   Administrative expenses paid               (89,376)    (91,259)    (54,674)
   Management fees paid                       (63,652)    (63,958)    (68,922)
   Utilities paid                            (130,386)   (137,125)   (123,121)
   Maintenance and repair expenses paid      (113,966)   (202,054)   (134,452)
   Real estate taxes paid                     (59,519)    (50,624)    (43,376)
   Property insurance paid                     (5,338)    (12,724)    (14,677)
   Interest paid on mortgage                 (642,069)   (641,632)   (660,698)
   Incentive fees paid                        (76,627)    (68,655)    (29,375)
   (Increase) decrease in mortgage
      escrow deposits                             627        (595)      4,164
   Net security deposits received (paid)         (450)        529       1,947
   Salaries and wages paid                   (130,272)   (125,272)   (158,372)
   Social Services expenses paid              (36,080)    (32,757)    (16,387)
                                           ----------  ----------  ----------

      Net cash provided by operating
        activities                            248,011     154,549     303,043
                                           ----------  ----------  ----------

 Cash flows from investing activities
   Acquisition of land, building and
     equipment                                (18,982)    (59,313)    (32,288)
   Decrease (increase) in reserve for
     replacements                             (31,460)     58,103     (14,208)
                                           ----------  ----------  ----------

      Net cash used in investing
        activities                            (50,442)     (1,210)    (46,496)
                                           ----------  ----------  ----------

 Cash flows from financing activities
   Repayment of mortgage payable             (119,850)   (106,769)    (94,935)
   Distributions                             (103,727)    (95,090)    (52,541)
                                           ----------  ----------  ----------

      Net cash used in financing
        activities                           (223,577)   (201,859)   (147,476)
                                           ----------  ----------  ----------

      NET (DECREASE) INCREASE IN
            CASH AND CASH EQUIVALENTS         (26,008)    (48,520)    109,071

 Cash and cash equivalents, beginning         215,117     263,637     154,566
                                           ----------  ----------  ----------

 Cash and cash equivalents, ending         $  189,109  $  215,117  $  263,637
                                           ==========  ==========  ==========











                        See notes to financial statements

                        QUAKER MEADOWS APARTMENTS COMPANY

                  Years ended December 31, 1998, 1997 and 1996

                                                1998      1997        1996
                                                ----      ----        ----

 Reconciliation of excess (deficiency)
   of revenue over expenses to net
   cash provided by operating activities
     Excess (deficiency) of revenue over
      expenses                             $  (56,977) $ (61,775)  $  34,536
     Adjustments to reconcile excess
      (deficiency) of revenue over
      expenses to net cash provided by
      operating activities:
        Depreciation and amortization         270,251    274,586     265,184
        Interest earned on reserve for
          replacement                         (12,495)   (18,568)    (18,345)
        Changes in assets and liabilities
          Decrease (increase) in accounts
            receivable                         42,086    (26,255)      1,222
          Decrease (increase) in mortgage
            escrow deposits                       627       (595)      4,164
          Decrease  (increase) in tenants'
            security deposits - net              (450)       529       1,947
          Decrease in prepaid expenses          7,415      1,302         609
          (Decrease) increase in accounts
             payable and accrued expenses      (2,091)   (14,901)     12,458
          (Decrease) increase in rent
             deferred credits                    (355)       226       1,268
                                           ----------  ---------   ---------

                Net cash provided by
                  operating activities     $  248,011  $ 154,549   $ 303,043
                                           ==========  =========   =========





























                        See notes to financial statements

                        QUAKER MEADOWS APARTMENTS COMPANY

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996


NOTE  A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------------------

      Quaker Meadows Apartments Company (the Partnership) was formed as a limited partnership under the laws of the State of Massachusetts on February 1, 1982, for the purpose of constructing and operating a rental housing project under Massachusetts Housing Finance Agency's (MHFA) housing program. The project consists of 104 rental units located in Lynn, Massachusetts, and is currently operating under the name of Quaker Meadows Apartments. All leases between the Partnership and tenants of the property are operating leases.

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

Property and Equipment
----------------------

      Property and equipment are carried at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method.

      As of December 31, 1998, management does not believe that there are any current facts or circumstances that would indicate impairment of rental property in accordance with Statement of Financial Accounting
Standards ("SFAS") No. 121.

Deferred Financing Costs
------------------------

      Deferred financing costs, which consist principally of financing fees are amortized by the straight-line method over the life of the related debt.

Rental Income
-------------

      Rental income is recognized as rentals become due. Rental payments received in advance are deferred until earned.

Income Taxes
------------

      No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

Reclassifications
-----------------

      Certain amounts in the 1997 and 1996 financial statements have been reclassified in order to be consistent with the 1998 financial statement presentation.

NOTE B - RESTRICTED DEPOSITS AND FUNDED RESERVES
------------------------------------------------

      At December 31, 1998 and 1997, the Partnership maintained tenant security deposits of $18,685 and $18,113, respectively, in interest bearing escrow bank accounts and U.S. Treasury Bills. The investment in a U.S. Treasury Bill is held to maturity and is carried at cost which approximates fair value.

      The Partnership also has a reserve for replacements and escrow funds totaling $267,256 and $223,928 at December 31, 1998 and 1997, respectively, on deposit with MHFA. These funds are held in interest bearing bank accounts which are carried at cost which approximate fair value.

NOTE C - PROPERTY AND EQUIPMENT
-------------------------------

      Investment in property and equipment consisted of the following at December 31, 1998 and 1997:

                                                  1998              1997
                                                  ----              ----

         Land                                 $    46,363       $    46,363
         Buildings and improvements             7,051,645         7,051,645
         Furniture and equipment                  746,893           727,911
                                              -----------       -----------
                                                7,844,901         7,825,919
         Less accumulated depreciation          4,324,098         4,057,912
                                              -----------       -----------
                                              $ 3,520,803       $ 3,768,007
                                              ===========       ===========

NOTE D - MORTGAGE PAYABLE
-------------------------

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

      Aggregate maturities of the mortgage payable for the five years following December 31, 1998, are as follows:

               December 31,
               ------------
                  1999       $  135,044
                  2000       $  151,877
                  2001       $  170,808
                  2002       $  192,098
                  2003       $  216,043

      Management believes it is not practical to estimate the fair value of the mortgage payable to MHFA because programs with similar characteristics are not currently available to the partnership.

NOTE E - HOUSING ASSISTANCE PAYMENT AGREEMENT
---------------------------------------------

      The Federal Housing Administration (FHA) has contracted with the Partnership under Section 8 of Title II of the Housing and Community Development Act of 1974, to make housing assistance payments to the Partnership on behalf of qualified tenants. The agreement expires May 2002, and has two five-year renewal options. Total housing assistance payments received during 1998, 1997 and 1996 were $1,310,382, $1,312,610 and $1,319,893, respectively.

NOTE F - RELATED PARTY TRANSACTIONS
-----------------------------------

      At December 31, 1998 and 1997, due to the general partner consists of development advances totaling $1,072,952. These advances are non-interest bearing and payable from proceeds upon the sale or refinancing of the project as defined in the Partnership agreement.

      Management fees of 4% of gross receipts are paid to CMJ Management Company, Inc., an affiliate of the general partner, for its services as management agent to the project, pursuant to a management agreement approved by MHFA. Such fees amounted to $63,652, $63,958 and $63,511 for the years ended December 31, 1998, 1997 and 1996, respectively. In addition, CMJ Management Company, Inc., received incentive management fees of $76,627, $68,655 and $29,375 for the years ended December 31, 1998, 1997 and 1996 respectively.

      CMJ Management Company, Inc., an affiliate of the general partner, makes monthly expenditures (primarily payroll, central office accounting, direct marketing and insurance costs) on behalf of the Partnership which are reimbursed the following month.

NOTE G - TAX BASIS (LOSS) INCOME
--------------------------------

      The reconciliation of the excess (deficiency) of revenue over expenses reported in the accompanying statement of operations with the (loss) income reported on the Federal income tax basis follows:

                                                1998        1997        1996
                                                ----        ----        ----

      Excess (deficiency) of revenue
         over expenses per statement
         of operations                      $  (56,977)  $ (61,775)  $  34,536
      GAAP to tax depreciation adjustment     (143,496)     26,048      22,002
      Deferred rental income adjustment          3,659         226       1,268
                                            ----------   ---------   ---------

      (Loss) income for Federal income
         tax purposes                       $ (196,814)  $ (35,501)  $  57,806
                                            ==========   =========   =========

NOTE H - CONCENTRATION OF CREDIT RISK
-------------------------------------

      The Partnership maintains operating cash balances, including repurchase agreements and security deposits held in trust with major financial institutions and its funded reserves with the mortgage lender. The Partnership has not experienced any losses with respect to bank balances in excess of government provided insurance. Management believes that no significant concentration to credit risk exists with respect to these cash balances as of December 31, 1998.

NOTE I - YEAR 2000 ISSUE
------------------------

      The general partner has assessed the Partnership's exposure to date sensitive computer software programs that may not be operative subsequent to 1999 and has implemented a requisite course of action to minimize year 2000 risk and ensure that neither significant costs nor disruption of normal business operations are encountered. However, because there is no guarantee that all systems of outside vendors or other entities affecting the Partnership's operations will be 2000 compliant, the Partnership remains susceptible to consequences of the Year 2000 Issue.

NOTE J - CONTINUATION OF THE PARTNERSHIP
----------------------------------------

      The Partnership agreement allows the limited partner to cause the sale of the assets of the Partnership subsequent to June 30, 1995, but not earlier than one year after it has given written notice of its desire to cause such sale to the general partner, and only if, during such one-year period, the general partner does not cause the sale of the Partnership's assets. If the general partner has not caused the assets of the Partnership to be sold within such one-year period, the limited partner may cause such sale, but only after it has offered to sell the assets to the general partner, and either the general partner does not accept such offer within 90 days of receiving it, or the general partner does not complete the sale in accordance with such offer after accepting the terms. During October 1998, the limited partner gave the written notice described above to the general partner of the Partnership. In light of the decision by the limited partner to initiate this action under the terms of the Partnership agreement, it is currently contemplated that the disposition of the Partnership's assets and liquidation of the Partnership could be completed by the end of calendar year 1999. There are no assurances, however, that the disposition of the Partnership's assets and liquidation of the Partnership will be completed within this time frame.

                          [REZNICK FEDDER & SILVERMAN]
                                  [letterhead]

                          INDEPENDENT AUDITORS' REPORT


To the Partners
South Laurel Apartments
  Limited Partnership

      We have audited the accompanying balance sheets of South Laurel Apartments Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Laurel Apartments Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, the changes in partners' deficit and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                              /s/ REZNICK FEDDER & SILVERMAN
                              ------------------------------
                                  REZNICK FEDDER & SILVERMAN
Baltimore, Maryland
February 4, 1999

                   SOUTH LAUREL APARTMENTS LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                           December 31, 1998 and 1997

                                     ASSETS

                                                    1998         1997
                                                    ----         ----

CURRENT ASSETS
   Cash and cash equivalents                     $  322,501   $  234,973
   Accounts receivable                               24,580       33,057
   Other receivables                                      -       11,258
   Prepaid expenses                                 151,963      152,302
                                                 ----------   ----------

      Total current assets                          499,044      431,590
                                                 ----------   ----------

 RESTRICTED DEPOSITS AND FUNDED RESERVES
   Tenants' security deposits                       119,274      111,904
   Mortgage escrow deposits                         168,666      160,348
   Reserve for replacement                          143,468      115,619
                                                 ----------   ----------

                                                    431,408      387,871
                                                 ----------   ----------

 PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $7,331,024 and $6,871,824      8,129,744    8,546,454

 DEFERRED FINANCING COSTS, net of accumulated
   amortization of $197,758 and $185,596            312,968      325,130
                                                 ----------   ----------

      Total assets                               $9,373,164   $9,691,045
                                                 ==========   ==========

                        LIABILITIES AND PARTNERS' DEFICIT

 CURRENT LIABILITIES
   Current maturities of mortgage payable        $  165,533   $  153,608
   Accounts payable and accrued expenses             70,941       81,431
   Accrued interest payable                          73,068       74,028
   Rent deferred credits                              5,170       11,392
   Deferred income - laundry                         30,000       35,000
   Due to affiliates                                  2,181            -
                                                 ----------   ----------

      Total current liabilities                     346,893      355,459
                                                 ----------   ----------

 LONG-TERM LIABILITIES
   Mortgage payable, less current maturities     11,525,378   11,690,911
   Due to general partner                           645,989      645,989
   Tenants' security deposits                       122,670      111,904
                                                 ----------   ----------

      Total liabilities                          12,640,930   12,804,263

 PARTNERS' DEFICIT                               (3,267,766)  (3,113,218)
                                                 ----------   ----------

      Total liabilities and partners' deficit    $9,373,164   $9,691,045
                                                 ==========   ==========

                        See notes to financial statements

                   South Laurel Apartments Limited Partnership

                             STATEMENT OF OPERATIONS

                  Years ended December 31, 1998, 1997 and 1996

                                          1998        1997       1996
                                          ----        ----       ----
Revenue
   Rental income                      $4,337,446  $4,298,989  $4,246,199
   Vacancies                            (249,244)   (306,701)   (223,408)
   Financial revenue                      22,548      18,629      16,422
   Other income                          119,662     109,369      98,411
                                      ----------  ----------  ----------

      Total revenue                    4,230,412   4,120,286   4,137,624
                                      ----------  ----------  ----------

 Expenses
  Operating expenses
   Administration                        420,403     483,602     448,578
   Management fee                        218,093     214,497     213,145
   Utilities                             510,907     485,153     505,851
   Maintenance and repairs               920,248     810,622   1,031,681
   Salaries                              529,704     519,252     524,535
   Insurance                              39,108      44,875      47,056
   Real estate taxes                     252,279     260,632     259,349
                                      ----------  ----------  ----------

      Total operating expenses         2,890,742   2,818,633   3,030,195
                                      ----------  ----------  ----------
  Nonoperating expenses
   Interest                              882,171     893,305     903,638
   Mortgage insurance premium             58,812      59,553      60,243
   Depreciation and amortization         471,362     479,869     467,072
   Incentive management fee                2,985           -           -
   Miscellaneous financial expenses        1,424       3,750       3,710
                                      ----------  ----------  ----------

      Total nonoperating expenses      1,416,754   1,436,477   1,434,663
                                      ----------  ----------  ----------

      Total expenses                   4,307,496   4,255,109   4,464,858
                                      ----------  ----------  ----------

 EXCESS OF EXPENSES OVER REVENUE      $  (77,084) $ (134,824) $ (327,234)
                                      ==========  ==========  ===========













                        See notes to financial statements



                   SOUTH LAUREL APARTMENTS LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' DEFICIT

                  Years ended December 31, 1998, 1997 and 1996


                                             Special        Class A        Class B
                              General        Limited        Limited        Limited
                              Partners       Partners       Partner        Partners        Total
                              --------       --------       -------        --------        -----


Partners' deficit,
   December 31, 1995          $(103,509)     $(1,265,170)    $  (776,520)  $  (505,961)   $(2,651,160)

Excess of expenses
   over revenue                  (3,272)         (13,089)       (278,150)      (32,723)      (327,234)
                              ---------      -----------     -----------   -----------    -----------

Partners' deficit,
   December 31, 1996           (106,781)      (1,278,259)     (1,054,670)     (538,684)    (2,978,394)

Excess of expenses
   over revenue                  (1,348)         (5,394)        (114,600)      (13,482)      (134,824)
                              ---------      -----------     -----------   -----------    -----------
Partners' deficit,
   December 31, 1997           (108,129)     (1,283,653)      (1,169,270)     (552,166)    (3,113,218)

Distributions                      (775)         (3,099)         (65,844)       (7,746)       (77,464)

Excess of expenses
   over revenue                    (771)         (3,083)         (65,522)       (7,708)       (77,084)
                              ---------     -----------      -----------   -----------    -----------
Partners' deficit,
   December 31, 1998          $(109,675)    $(1,289,835)     $(1,300,636)  $  (567,620)   $(3,267,766)
                              =========     ===========      ===========   ===========    ===========

Profit and loss
  sharing percentage                 1%              4%              85%           10%           100%
                                     =               =               ==            ==            ===


















                        See notes to financial statements

                   SOUTH LAUREL APARTMENTS LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1998, 1997 and 1996

                                               1998       1997        1996
                                               ----       ----        ----

 Cash flows from operating activities
   Rental income received                  $4,090,458  $4,011,723  $4,023,207
   Interest received                           19,878      15,309      13,441
   Other income received                      124,158     102,435      94,716
   Administrative expenses paid              (427,196)   (483,602)   (441,876)
   Utilities paid                            (514,815)   (492,180)   (516,504)
   Management fees paid                      (218,093)   (214,497)   (213,145)
   Maintenance and repairs expenses paid     (916,171)   (861,868) (1,032,327)
   Salaries paid                             (487,275)   (474,215)   (479,525)
   Real estate taxes paid                    (251,887)   (260,467)   (252,822)
   Payroll taxes paid                         (42,429)    (39,245)    (45,010)
   Property insurance paid                    (39,085)    (44,875)    (47,772)
   Mortgage insurance paid                    (58,812)    (59,158)    (60,243)
   Interest paid on mortgage                 (883,131)   (894,196)   (904,465)
   Miscellaneous financial expenses paid       (1,424)     (3,750)     (3,710)
   Incentive management fees                   (2,985)          -           -
   Net security deposits received               3,396       3,088       1,129
   Decrease (increase) in mortgage
     escrow deposits                           (8,318)     22,891     (24,153)
                                           ----------  ----------  ----------

      Net cash provided by operating
        activities                            386,269     327,393     110,941
                                           ----------  ----------  ----------

 Cash flows from investing activities
   Additions to property and equipment        (42,490)   (137,952)   (141,563)
   Deposits to reserve for replacements       (52,520)    (52,520)    (52,520)
   Withdrawals from reserve for
     replacements                              27,341      85,111      88,357
                                           ----------  ----------  ----------

      Net cash used in investing
        activities                            (67,669)   (105,361)   (105,726)
                                           ----------  ----------  ----------

 Cash flows from financing activities
   Mortgage principal payments               (153,608)   (142,542)   (132,273)
   Distributions to partners                  (77,464)          -           -
                                           ----------  ----------  ----------

      Net cash used in financing
        activities                           (231,072)   (142,542)   (132,273)
                                           ----------  ----------  ----------

      NET INCREASE (DECREASE) IN
             CASH AND CASH EQUIVALENTS         87,528      79,490    (127,058)

 Cash and cash equivalents, beginning         234,973     155,483     282,541
                                           ----------  ----------  ----------

 Cash and cash equivalents, ending         $  322,501  $  234,973  $  155,483
                                           ==========  ==========  ==========






                        See notes to financial statements

                   SOUTH LAUREL APARTMENTS LIMITED PARTNERSHIP

                  Years ended December 31, 1998, 1997 and 1996


                                               1998       1997        1996
                                               ----       ----        ----

  Reconciliation of excess of expenses
    over revenue to net cash provided
    by operating activities
  Excess of expenses over revenue             $ (77,084)  $(134,824)  $(327,234)
  Adjustments to reconcile excess
   of expenses over revenue to net cash
   provided by operating activities
     Depreciation                               459,200     467,707     454,910
     Amortization                                12,162      12,162      12,162
     Interest earned on reserve for
       replacements                              (2,670)     (3,320)     (2,981)
     Changes in assets and liabilities
       Decrease (increase) in tenant
        accounts receivable                       8,477      31,282      33,847
      Decrease (increase) in accounts
        receivable - other                       11,258      (1,934)      1,305
      Decrease in prepaid expenses                  339       6,351      12,513
      Decrease (increase) in mortgage
        escrow deposits                          (8,318)     22,891     (24,153)
      (Decrease) increase in accounts
         payable and accrued expenses           (10,490)    (58,273)    (11,299)
      Decrease in accrued interest payable         (960)       (891)       (827)
      (Decrease) increase in rent - deferred
         credits                                 (6,222)    (11,845)    (33,431)
      Decrease in deferred laundry income        (5,000)     (5,000)     (5,000)
      Increase in due to/from affiliates -
         net                                      2,181           -           -
      Tenants' security deposits received -
         net                                      3,396       3,087       1,129
                                              ---------   ---------   ---------
        Net cash provided by operating
          activities                          $ 386,269   $ 327,393   $ 110,941
                                              =========   =========   =========
























                        See notes to financial statements

                   SOUTH LAUREL APARTMENTS LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996


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

Property and Equipment
----------------------

      Property and equipment are carried at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method.

      As of December 31, 1998, management does not believe that there are any current facts or circumstances that would indicate impairment of rental property in accordance with Statement of Financial Accounting
Standards (SFAS) No. 121.

Deferred Financing Costs
------------------------

      Deferred financing costs are amortized over the term of the mortgage using the straight-line method, which approximates the effective interest method.

Rental Income
-------------

      Rental income is recognized as rentals become due. Rental payments received in advance are deferred until earned.

Income Taxes
------------

      No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

Reclassifications
-----------------

      Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation.

NOTE B - RESTRICTED DEPOSITS AND FUNDED RESERVES
------------------------------------------------

      At December 31, 1998 and 1997, the Partnership maintained tenant security deposits of $119,274 and $111,904 in interest-bearing escrow bank accounts which are carried at cost and approximate fair value.

      The Partnership also has a reserve for replacements and escrow funds totaling $312,134 and $275,967 at December 31, 1998 and 1997, respectively, on deposit with Reilly Mortgage Group, Inc. These funds are held in interest-bearing bank accounts and a money market account which are carried at cost and approximate fair value.

NOTE C - PROPERTY AND EQUIPMENT
-------------------------------

      Investment in property and equipment consisted of the following at December 31, 1998 and 1997:

                                                  1998              1997
                                                  ----              ----

         Land                                 $   140,756       $   140,756
         Buildings and improvements            15,149,544        15,107,054
         Furniture and equipment                  170,468           170,468
                                              -----------       -----------
                                               15,460,768        15,418,278
         Less accumulated depreciation          7,331,024         6,871,824
                                              -----------       -----------
                                              $ 8,129,744       $ 8,546,454
                                              ============      ============

NOTE D - MORTGAGE PAYABLE
-------------------------

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

      Aggregate maturities of the mortgage payable for the five years following December 31, 1998, are as follows:

               December 31,
               ------------
                  1999       $ 165,533
                  2000       $ 178,384
                  2001       $ 192,232
                  2002       $ 207,155
                  2003       $ 223,237

      Management believes that the carrying amounts of the Partnerships mortgage approximates fair value at December 31, 1998, as there is no significant difference in the market rate of interest between that date and the date of the mortgage.

NOTE E - HOUSING ASSISTANCE PAYMENT AGREEMENT
---------------------------------------------

      FHA contracted with the Partnership under Section 8 of Title II of the Housing and Community Development Act of 1974, to make housing assistance payments to the Partnership on behalf of qualified tenants for 20% of the rental units. The agreement expired July 31, 1997, and management has not applied for an extension of the agreement. Total housing assistance payments received during 1997 and 1996 were $506,366 and $686,293, respectively.

NOTE F - RELATED PARTY TRANSACTIONS
-----------------------------------

Due to General Partner
----------------------

      At December 31, 1998 and 1997, due to general partner consists of unpaid development advances of $645,989. These advances are non-interest bearing and payable from proceeds upon sale or refinancing of the project after certain priority payments as defined in the Partnership agreement.

Management Fees
---------------

      The project is managed by CMJ Management Company, Inc., an affiliate of the general partner, under an agreement approved by HUD which provides for a management fee of 5.25% of monthly rental collections. Further, CMJ Management Company, Inc. is paid accounting and bookkeeping fees. Such fees amounted to $218,093 and $45,492, respectively. In addition, CMJ Management Company, Inc. received an incentive management fee of $2,985 for the year ended December 31, 1998.

Reimbursed Costs
----------------

      CMJ Management Company, Inc., an affiliate of the general partner, makes monthly expenditures (primarily payroll, central office accounting, direct marketing and insurance costs) on behalf of the Partnership which are reimbursed the following month.

NOTE G - TAX BASIS LOSS
-----------------------

      The reconciliation of the excess of expenses over revenue reported in the accompanying statement of operations with the loss reported on a Federal income tax basis follows:

                                                1998       1997        1996
                                                ----       ----        ----

      Excess of revenue over expenses
         per statement of operations        $ (77,084)   $(134,824)  $(327,234)
      Deferred rental income and laundry
            income adjustment                 (11,213)     (16,844)    (38,431)
      GAAP to tax depreciation adjustment    (136,923)    (166,665)   (186,827)
                                            ---------    ---------   ---------

      Loss for Federal income tax purposes  $(225,220)   $(318,333)  $(552,492)
                                            =========    =========   =========

NOTE H - CONCENTRATION OF CREDIT RISK
-------------------------------------

      The Partnership maintains operating cash balances, including repurchase agreements and security deposits held in trust with major financial institutions and its funded reserves with the mortgage lender. The Partnership has not experienced any losses with respect to bank balances in excess of government provided insurance. Management believes that no significant concentration of credit risk exists with respect to these cash balances as of December 31, 1998.

NOTE I - YEAR 2000 ISSUE
------------------------

      The general partner has assessed the Partnership's exposure to date sensitive computer software programs that may not be operative subsequent to 1999 and has implemented a requisite course of action to minimize year 2000 risk and ensure that neither significant costs nor disruption of normal business operations are encountered. However, because there is no guarantee that all systems of outside vendors or other entities affecting the Partnership's operations will be 2000 compliant, the Partnership remains susceptible to consequences of the Year 2000 Issue.

NOTE J - CONTINUATION OF THE PARTNERSHIP
----------------------------------------

      The Partnership agreement allows the limited partner to cause the sale of the assets of the Partnership subsequent to June 30, 1995, but not earlier than one year after it has given written notice of its desire to cause such sale to the general partner, and only if, during such one-year period, the general partner does not cause the sale of the Partnership's assets. If the general partner has not caused the assets of the Partnership to be sold within such one-year period, the limited partner may cause such sale, but only after it has offered to sell the assets to the general partner, and either the general partner does not accept such offer within 90 days of receiving it, or the general partner does not complete the sale in accordance with such offer after accepting the terms. During October 1998, the limited partner gave the written notice described above to the general partner of the Partnership. In light of the decision by the limited partner to initiate this action under the terms of the Partnership agreement, it is currently contemplated that the disposition of the Partnership's assets and liquidation of the Partnership could be completed by the end of calendar year 1999. There are no assurances, however, that the disposition of the Partnership's assets and liquidation of the Partnership will be completed within this time frame.

                          [REZNICK FEDDER & SILVERMAN]
                                  [letterhead]

                          INDEPENDENT AUDITORS' REPORT




To the Partners
Marvin Gardens Associates

      We have audited the accompanying balance sheets of Marvin Gardens Associates as of December 31, 1998 and 1997, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marvin Gardens Associates as of December 31, 1998 and 1997, and the results of its operations, the changes in partners' deficit and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                             /s/ REZNICK FEDDER & SILVERMAN
                              ------------------------------
                                 REZNICK FEDDER & SILVERMAN

Baltimore, Maryland
February 4, 1999

                            MARVIN GARDENS ASSOCIATES

                                 BALANCE SHEETS

                           December 31, 1998 and 1997

                                    ASSETS
                                                      1998       1997
                                                      ----       ----

CURRENT ASSETS
   Cash                                          $   37,207   $   30,259
   Accounts receivable                                1,694        3,024
   Accounts receivable - tenant subsidy               2,723        1,441
   Prepaid expenses                                   3,741        4,022
                                                 ----------   ----------

      Total current assets                           45,365       38,746
                                                 ----------   ----------

 RESTRICTED DEPOSITS AND FUNDED RESERVES
   Tenant security deposits                          10,677        9,989
   Real estate tax impound fund                       5,822        7,190
   Replacement reserve fund                         121,104      118,306
   Insurance impound fund                             4,146       10,794
   Interest income receivable - impounds              1,480        1,665
                                                 ----------   ----------

                                                    143,229      147,944
                                                 ----------   ----------


 PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $1,187,715 and $1,112,978      1,233,596    1,308,333

 DEFERRED FINANCING COSTS, net of accumulated
   amortization of $22,318 and $20,945               24,051       25,424
                                                 ----------   ----------

      Total assets                               $1,446,241   $1,520,447
                                                 ==========   ==========

             LIABILITIES AND PARTNERS' DEFICIT

 LIABILITIES
   Current maturities of mortgage payable        $    59,171  $   54,555
   Accounts payable and accrued expenses              20,236      20,136
   Deferred rental income                                156         366
                                                 -----------  ----------

      Total current liabilities                       79,563      75,057
                                                 -----------  ----------

 Mortgage payable, less current maturities         1,500,449   1,556,072
 Due to general partner                              194,019     194,019
 Tenants' security deposits                            7,869       7,217
                                                 -----------  ----------

      Total liabilities                            1,781,900   1,832,365

 PARTNERS' DEFICIT                                  (335,659)   (311,918)
                                                 -----------  ----------

      Total liabilities and partners' deficit    $ 1,446,241  $1,520,447
                                                 ===========  ==========

                        See notes to financial statements

                            MARVIN GARDENS ASSOCIATES

                             STATEMENT OF OPERATIONS

                  Years ended December 31, 1998, 1997 and 1996


                                        1998        1997       1996
                                        ----        ----       ----
Revenue
   Rental income                      $406,235    $ 410,401   $410,364
   Vacancies                            (3,603)      (1,496)    (1,639)
   Financial revenue                     6,798        7,742      6,815
   Other income                          4,887        8,405      4,321
                                      --------    ---------   --------

      Total revenue                    414,317      425,052    419,861
                                      --------    ---------   --------

 Expenses
  Operating expenses
   Administration                       18,488       25,512     17,356
   Utilities                            27,546       29,201     23,833
   Management fee                       17,782       17,738     17,533
   Maintenance and repairs              66,813       75,504     51,999
   Salaries                             58,611       56,766     59,441
   Insurance                             7,906        8,102      8,378
   Real estate taxes                    23,015       22,556     22,271
                                      --------    ---------   --------

      Total operating expenses         220,161      235,379    200,811
                                      --------    ---------   --------

 Nonoperating expenses
   Interest                            129,258      133,514    137,438
   Depreciation and amortization        76,110       76,109     75,338
   Incentive management fee                918            -          -
                                      --------    ---------   --------

      Total nonoperating expenses      206,349      209,623    212,776
                                      --------    ---------   --------

      Total expenses                   426,510      445,002    413,587
                                      --------    ---------   --------


      EXCESS (DEFICIENCY) OF
          REVENUE OVER EXPENSES       $(12,193)   $ (19,950)  $  6,274
                                      ========    =========   ========










                        See notes to financial statements

                            MARVIN GARDENS ASSOCIATES

                         STATEMENTS OF PARTNERS' DEFICIT

                  Years ended December 31, 1998, 1997 and 1996


                                                    Special
                                        General     Limited     Limited
                                        Partners    Partners    Partner     Total
                                        --------    --------    -------     -----

 Balance, December 31, 1995             $ (8,867)   $(69,591)   $(215,751)  $(294,209)

 Excess of revenue over expenses              63         251        5,960       6,274
                                       ---------    --------    ---------   ---------

 Balance, December 31, 1996               (8,804)    (69,340)    (209,791)   (287,935)

 Distributions                               (40)       (161)      (3,832)     (4,033)

 Excess of expenses over revenue            (199)       (798)     (18,953)    (19,950)
                                       ---------    --------    ---------   ---------


 Balance, December 31, 1997               (9,043)    (70,299)    (232,576)   (311,918)

 Distributions                              (116)       (462)     (10,970)    (11,548)

 Excess of expenses over revenue            (122)       (488)     (11,583)    (12,193)
                                       ---------    --------    ---------   ---------

 Balance, December 31, 1998            $  (9,281)   $(71,249)   $(255,129)  $(335,659)
                                       =========    ========    =========   =========

 Profit and loss sharing percentage           1%          4%          95%        100%
                                              =           =           ==         ===
























                        See notes to financial statements

                            MARVIN GARDENS ASSOCIATES

                            STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1998, 1997 and 1996

                                               1998       1997        1996
                                               ----       ----        ----

 Cash flows from operating activities
   Rental income received                  $402,470    $405,562    $409,972
   Interest received                            203       1,256       1,011
   Other income received                      4,887       8,405       4,321
   Administrative expenses paid             (26,330)    (25,512)    (17,356)
   Management fees paid                     (17,782)    (17,738)    (17,533)
   Utilities paid                           (27,546)    (28,085)    (23,833)
   Salaries and wages paid                  (45,857)    (52,567)    (46,384)
   Maintenance and repairs expenses paid    (66,713)    (75,937)    (51,326)
   Real estate taxes paid                   (23,015)    (22,556)    (22,271)
   Payroll taxes paid                        (4,912)     (4,199)    (13,057)
   Property and other insurance paid         (7,625)     (5,592)     (8,267)
   Interest paid on mortgage               (129,258)   (133,514)   (137,438)
   Incentive management fee paid               (981)          -           -
   Decrease (increase) in insurance
     impound fund                             6,648      (5,023)     (1,581)
   Decrease (increase) in real estate
     tax impound fund                         1,368        (900)       (162)
   Net security deposits paid                   (36)       (195)       (296)
                                           --------    --------    --------

      Net cash provided by operating
        activities                           65,521      43,405      75,800
                                           --------    --------    --------

 Cash flows from investing activities
   Additions to property and equipment            -      (6,170)     (7,425)
   Deposits to reserve for replacements     (13,440)    (16,128)    (16,128)
   Withdrawals from reserve for
     replacements                            17,422      42,312           -
                                           --------    --------    --------

      Net cash provided by (used in)
        investing activities                  3,982      20,014     (23,553)
                                           --------    --------    --------


 Cash flows from financing activities
   Repayment of mortgage payable            (51,007)    (50,300)    (46,375)
   Distributions                            (11,548)     (4,033)          -
                                           --------    --------    --------

      Net cash used in financing
        activities                          (62,555)    (54,333)    (46,375)
                                           --------    --------    --------

   NET INCREASE (DECREASE) IN CASH            6,948       9,086       5,872

 Cash and cash equivalents, beginning        30,259      21,173      15,301
                                           --------    --------    --------

 Cash and cash equivalents,  ending        $ 37,207    $ 30,259    $ 21,173
                                           ========    ========    ========


             See notes to financial statements

                            MARVIN GARDENS ASSOCIATES

                   Years ended December 31, 1998, 1997 and 1996

                                               1998       1997        1996
                                               ----       ----        ----

 Reconciliation of excess (deficiency)
   of revenue over expenses to net
   cash provided by operating activities
     Excess (deficiency) of revenue
       over expenses                       $  (12,193)   $ (19,950)  $  6,274
     Adjustments to reconcile excess
       (deficiency) of revenue over
       expenses to net cash provided
       by operating activities
    Depreciation                               74,737       74,736     73,965
    Amortization of deferred financing
      costs                                     1,373        1,373      1,373
    Interest earned on reserve for
      replacements                             (6,780)      (6,027)    (5,796)
    Changes in assets and liabilities:
      (Increase) decrease in accounts
        receivable - tenant subsidy            (1,282)      (1,441)     3,221
      Decrease (increase) in accounts
        receivable                              1,515       (2,004)      (183)
      Increase in interest income
        receivable - impounds                       -         (459)        (8)
      Decrease in prepaid expenses                281        2,510        111
      Decrease (increase) in real estate
        tax impound fund                        1,368         (900)      (162)
      Decrease (increase) in insurance
        impound fund                            6,648       (5,023)    (1,581)
      Increase in accounts payable and
        accrued expenses                          100          683        673
      (Increase) decrease in deferred
        rent credits                             (210)         102     (1,791)
      Net security deposits paid                  (36)        (195)      (296)
                                           ----------    ---------   --------

         Net cash provided by operating
           activities                      $   65,521    $  43,405   $ 75,800
                                           ==========    =========   ========


















                        See notes to financial statements

                            MARVIN GARDENS ASSOCIATES

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

      Marvin Gardens Associates (the Partnership) is a California limited partnership which commenced operations in February 1983. The Partnership owns and operates a 37-unit rental housing project (the Project) located in Modesto, California. The Project operates under Section 8 of the National Housing Act and, therefore, receives monthly rental subsidies from the U.S. Department of Housing and Urban Development (HUD). The agreement expires in July 2003, and has two five-year renewal options. For the years ended December 31, 1998, 1997 and 1996, rental subsidies for the Project totaled $308,541, $328,830 and $324,129, respectively. All leases between the Partnership and the tenants of the property are operating leases.

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

Property and Equipment
----------------------

      Property and equipment are carried at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method.

      As of December 31, 1998, management does not believe that there are any current facts or circumstances that would indicate impairment of rental property in accordance with Statement of Financial Accounting
Standards ("SFAS") No.  121.

Deferred Financing Costs
------------------------

      Deferred financing costs are amortized over the term of the mortgage using the straight-line method which approximates the effective interest method.

Rental Income
-------------

      Rental income is recognized as rentals become due. Rental payments received in advance are deferred until earned.

Income Taxes
------------

      No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

Reclassifications
-----------------

      Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation.

NOTE B - RESTRICTED DEPOSITS AND FUNDED RESERVES
------------------------------------------------

      At December 31, 1998 and 1997, the Partnership maintained tenant security deposits of $10,677 and $9,989, respectively, in an interest bearing escrow bank account and a certificate of deposit which are carried at cost and approximate fair value.

      The Partnership also has a reserve for replacements and escrow funds totalling $132,552 and $137,955 at December 31, 1998 and 1997, respectively, on deposit with CHFA. These funds are held in interest bearing bank accounts, which are carried at cost and approximate fair value.

NOTE C - PROPERTY AND EQUIPMENT
-------------------------------

     Investment in property and equipment consisted of the following at December 31, 1998 and 1997:

                                                  1998             1997
                                                  ----             ----

         Land                                 $   294,320       $   294,320
         Buildings and improvements             2,126,991         2,126,991
                                              -----------       -----------
                                                2,421,311         2,421,311
         Less accumulated depreciation          1,187,715         1,112,978
                                              -----------       -----------
                                              $ 1,233,596       $ 1,308,333
                                              ===========       ===========

NOTE D - MORTGAGE PAYABLE
-------------------------

      The mortgage payable represents a mortgage from the CHFA which is due on June 1, 2013, and is collateralized by a deed of trust on the rental property and the CHFA has been granted a security interest in rental subsidies. The mortgage is payable in monthly installments of principal and interest at the rate of 8.15%, totalling $15,310. Terms of the mortgage agreement also require monthly escrow deposits to be made to fund real estate tax, insurance, and a replacement reserve account.

      The liability of the Partnership under the mortgage is limited to the underlying value of the real estate, plus other amounts deposited with the lender.

      Aggregate maturities of the mortgage payable for the five years following December 31, 1998, are as follows:

               December 31,
               ------------
                  1999       $  59,171
                  2000       $  64,178
                  2001       $  69,908
                  2002       $  75,498
                  2003       $  81,887

      Management believes that the carrying amount of the mortgage payable approximates fair value at December 31, 1998, as there is no significant difference in the market rate of interest for similar debt between that rate and the rate of the mortgage.

NOTE E - RELATED PARTY TRANSACTIONS
-----------------------------------

      At December 31, 1998 and 1997, due to developer/general partner consisted of development advances of $194,019. These advances are non-interest bearing and payable from proceeds upon sale or refinancing of the Project after certain priority payments as defined in the Partnership agreement.

      The Partnership has a contractual management agreement with CMJ Management Company, Inc., an affiliate of the general partner, to provide property management services for the Project. CMJ Management Company, Inc. has hired an unaffiliated management agent to provide those services on its behalf. Total management fees paid for each of the years ended December 31, 1998, 1997 and 1996 were $17,782, $17,738 and $17,533, respectively. Effective September 1994, CMJ Management Company, Inc. receives 30% of the monthly fee which totaled $5,335, $5,321 and $5,112 for the years ended December 31, 1998, 1997 and 1996, respectively. For the year ended December 31, 1998, incentive management fee charged for the project totalled $981.

NOTE F - TAX BASIS LOSS
-----------------------

      The reconciliation of the excess (deficiency) of revenue over expenses reported in the accompanying statements of operations with the loss reportable on a Federal income tax basis for the years ended December 31, 1998, 1997 and 1996, are as follows:

                                                 1998       1997        1996
                                                 ----       ----        ----
      Excess (deficiency) of revenue
        over expenses per statements
        of operations                       $  (12,193)  $ (19,950)  $   6,274
      GAAP to tax depreciation adjustment      (30,842)    (11,448)    (13,924)
      Deferred rental income adjustments          (202)        102      (1,790)
                                            ----------   ---------   ---------

      Loss for Federal income tax purposes  $  (43,237) $  (31,296)  $  (9,440)
                                            ==========  ==========   =========

NOTE G - CONCENTRATION OF CREDIT RISK
-------------------------------------

      The Partnership maintains operating cash balances and security deposits held in trust with major financial institutions and its funded reserves with the mortgage lender. The Partnership has not experienced any losses with respect to bank balances in excess of government provided insurance. Management believes that no significant concentration to credit risk exists with respect to these cash balances as of December 31, 1998.

NOTE H - YEAR 2000 ISSUE
------------------------

      The general partner has assessed the Partnership's exposure to date sensitive computer software programs that may not be operative subsequent to 1999 and has implemented a requisite course of action to minimize year 2000 risk and ensure that neither significant costs nor disruption of normal business operations are encountered. However, because there is no guarantee that all systems of outside vendors or other entities affecting the Partnership's operations will be year 2000 compliant, the Partnership remains susceptible to consequences of the Year 2000 Issue.

NOTE I - CONTINUATION OF THE PARTNERSHIP
----------------------------------------

      The Partnership agreement allows the limited partner to cause the sale of the assets of the Partnership subsequent to June 30, 1995, but not earlier than one year after it has given written notice of its desire to cause such sale to the general partner, and only if, during such one-year period, the general partner does not cause the sale of the Partnership's assets. If the general partner has not caused the assets of the Partnership to be sold within such one-year period, the limited partner may cause such sale, but only after it has offered to sell the assets to the general partner, and either the general partner does not accept such offer within 90 days of receiving it, or the general partner does not complete the sale in accordance with such offer after accepting the terms. During October 1998, the limited partner gave the written notice described above to the general partner of the Partnership. In light of the decision by the limited partner to initiate this action under the terms of the Partnership agreement, it is currently contemplated that the disposition of the Partnership's assets and liquidation of the Partnership could be completed by the end of calendar year 1999. There are no assurances, however, that the disposition of the Partnership's assets and liquidation of the Partnership will be completed within this time frame.

                          [REZNICK FEDDER & SILVERMAN]
                                  [letterhead]

                          INDEPENDENT AUDITORS' REPORT



To the Partners
Colonial Farms, Ltd.

      We have audited the accompanying balance sheets of Colonial Farms, Ltd. as of December 31, 1998 and 1997, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colonial Farms, Ltd. as of December 31, 1998 and 1997, and the results of its operations, the changes in partners' deficit and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                               /s/ REZNICK FEDDER & SILVERMAN
                               ------------------------------
                                   REZNICK FEDDER & SILVERMAN

Baltimore, Maryland
February 4, 1999

                               COLONIAL FARMS LTD.

                                 BALANCE SHEETS

                           December 31, 1998 and 1997

                                     ASSETS
                                                      1998       1997
                                                      ----       ----

 CURRENT ASSETS
   Cash and cash equivalents                     $   69,430   $   72,579
   Rents receivable                                   1,100       12,634
   Deposits                                             675            -
   Prepaid expenses                                   4,808        3,021
                                                 ----------   ----------

      Total current assets                           76,013       88,234
                                                 ----------   ----------

 RESTRICTED DEPOSITS AND FUNDED RESERVES
   Real estate tax impound fund                      14,141       13,228
   Replacement reserve fund                         236,465      235,940
   Insurance impound fund                             8,961       16,164
   Reserve fund for operations                       43,101       41,172
   Tenants' security deposits                        25,281       23,520
   Interest income receivable - impounds              3,370        3,631
                                                 ----------   ----------

                                                    331,319      333,655
                                                 ----------   ----------
 PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $2,064,714 and $1,938,862      2,038,935    2,164,787

 DEFERRED FINANCING COSTS, net of accumulated
   amortization of $38,140 and $35,863               37,627       39,904
                                                 ----------   ----------
      Total assets                               $2,483,894   $2,626,580
                                                 ==========   ==========

                       LIABILITIES AND PARTNERS' DEFICITS

 LIABILITIES
   Current maturities of mortgage payable        $   92,191   $   84,159
   Accounts payable                                  22,286       21,127
   Accrued expenses                                  20,046       27,789
   Deferred rental income                             2,868          464
                                                 ----------   ----------

      Total current liabilities                     137,391      133,539
                                                 ----------   ----------

 Mortgage payable, less current maturities        2,536,750    2,628,942
 Due to general partner                             318,115      318,115
 Tenants' security deposits                          19,455       18,166
                                                 ----------   ----------

      Total liabilities                           3,011,711    3,098,762

 PARTNERS' DEFICIT                                 (527,817)    (472,182)
                                                 ----------   ----------

      Total liabilities and partners' deficit    $2,483,894   $2,626,580
                                                 ==========   ==========


             See notes to financial statements

                               COLONIAL FARMS LTD.

                            STATEMENTS OF OPERATIONS

                  Years ended December 31, 1998, 1997 and 1996

                                         1998        1997        1996
                                         ----        ----        ----
Revenue
   Rental income                      $ 786,081   $ 785,784   $ 786,180
   Vacancies                            (23,294)     (7,410)     (9,462)
   Financial revenue                     16,527      17,490      15,910
   Other income                          32,685      23,694      19,315
                                      ---------   ---------   ---------

      Total revenue                     811,999     819,558     811,943
                                      ---------   ---------   ---------
 Operating expenses
   Administrative                        68,108      34,428      29,578
   Management fee                        43,440      42,640      38,060
   Utilities                             31,434      34,619      32,942
   Maintenance and repairs              167,816     155,984     129,475
   Salaries                              81,180      79,871      73,791
   Insurance                             13,372      12,135      12,794
   Property taxes                        42,663      41,368      40,322
                                      ---------   ---------   ---------
      Total operating expenses          448,013     401,045     356,962
                                      ---------   ---------   ---------
  Nonoperating expenses
   Interest                             244,135     244,011     258,803
   Depreciation and amortization        128,129     128,173     124,258
   Incentive management fee               7,060       7,060       7,060
   Earned surplus reimbursement          12,058      69,666       2,610
                                      ---------   ---------   ---------
      Total nonoperating expenses       391,382     448,910     392,731
                                      ---------   ---------   ---------
      Total expenses                    839,395     849,955     749,693
                                      ---------   ---------   ---------

      EXCESS (DEFICIENCY) OF
          REVENUE OVER EXPENSES       $ (27,396)  $ (30,397)  $  62,250
                                      =========   =========   =========














                        See notes to financial statements

                               COLONIAL FARMS LTD.

                         STATEMENTS OF PARTNERS' DEFICIT

                                                    Special
                                        General     Limited     Limited
                                        Partners    Partners    Partner     Total
                                        --------    --------    -------     -----

 Balance, December 31, 1995             $(23,713)   $(95,195)   $(328,651)  $(447,559)

 Distributions                              (565)       (846)     (26,827)    (28,238)

 Excess of revenue over expenses           1,245       1,868       59,137      62,250
                                       ---------    --------    ---------   ---------

 Balance, December 31, 1996              (23,033)    (94,173)    (296,341)   (413,547)

 Distributions                              (565)       (847)     (26,826)    (28,238)

 Excess of expenses over revenue            (608)       (912)     (28,877)    (30,397)
                                       ---------    --------    ---------   ---------
 Balance, December 31, 1997              (24,206)    (95,932)    (352,044)   (472,182)

 Distributions                              (565)       (847)    (26,827)    (28,238)

 Excess of expenses over revenue            (548)       (822)     (26,026)    (27,396)
                                       ---------    --------    ---------   ---------
 Balance, December 31, 1998            $(25,319)    $(97,601)   $(404,897)  $(527,817)
                                       ========     ========    =========   =========

 Profit and loss sharing percentage          2%           3%          95%        100%
                                             =            =           ==         ===























                        See notes to financial statements

                              COLONIAL FARMS, LTD.

                            STATEMENTS OF CASH FLOWS

                   Years ended December 31, 1998, 1997 and 1996

                                               1998       1997        1996
                                               ----       ----        ----

 Cash flows from operating activities
   Rental income received                    $776,725    $770,456    $778,056
   Interest received                            6,303       5,597       5,311
   Other income received                       32,685      23,694      19,315
   Administrative expenses paid               (68,108)    (34,427)    (29,578)
   Management fees paid                       (43,440)    (42,640)    (38,060)
   Utilities paid                             (31,434)    (40,324)    (32,942)
   Salaries and wages paid                    (67,973)    (67,643)    (64,278)
   Maintenance and repairs expenses paid     (173,759)   (166,198)   (119,663)
   Real estate taxes paid                     (42,663)    (41,368)    (40,322)
   Payroll taxes paid                         (13,207)    (12,228)     (9,513)
   Property and other insurance paid          (15,834)     (5,710)    (13,451)
   Interest paid on mortgage                 (244,776)   (244,305)   (259,330)
   Incentive management fee paid               (7,060)     (7,060)     (7,060)
   Earned surplus reimbursement               (12,058)    (69,666)     (2,610)
   Increase in reserve fund for operations     (1,929)        (33)       (358)
   (Increase) decrease in real estate
      tax impound fund                           (913)       (793)      2,083
   (Decrease) increase in insurance
      impound fund                              7,203      (6,654)     (2,487)
   Net security deposits (paid) received         (472)       (399)        241
                                             --------    --------    --------

      Net cash provided by operating
        activities                             99,290      60,299     185,354
                                             --------    --------    --------

 Cash flows from investing activities
   Purchases of equipment                           -     (21,366)    (25,928)
   Deposits to reserve for replacements       (22,404)    (22,404)    (22,404)
   Withdrawals from reserve for
     replacements                              32,364      24,391      37,933
                                             --------    --------    --------

      Net cash provided by (used in)
        investing activities                    9,960     (19,379)    (10,399)
                                             --------    --------    --------

 Cash flows from financing activities
   Repayment of mortgage payable              (84,160)    (76,827)    (70,134)
   Distributions                              (28,239)    (28,238)    (28,238)
                                             --------    --------    --------

      Net cash used in financing activities  (112,399)   (105,065)    (98,372)
                                             --------    --------    --------
      NET (DECREASE) INCREASE IN CASH AND
            CASH EQUIVALENTS                   (3,149)    (64,145)     76,583

 Cash and cash equivalents, beginning          72,579     136,724      60,141
                                             --------    --------    --------

 Cash and cash equivalents, ending           $ 69,430    $ 72,579    $136,724
                                             ========    ========    ========





             See notes to financial statements

                               COLONIAL FARMS LTD.

                 Years ended December 31, 1998, 1997 and 1996

                                               1998       1997        1996
                                               ----       ----        ----

Reconciliation of excess (deficiency)
  of revenue over expenses to net
  cash provided by operating activities
    Excess (deficiency) of revenue over
      expenses                                $ (27,396) $(30,397)  $ 62,250
    Adjustments to reconcile excess
     (deficiency) of revenue over
     expenses to net cash provided by
     operating activities
        Depreciation                            125,852   125,896    121,981
        Amortization of deferred
          financial costs                         2,277     2,277      2,277
        Interest earned on reserve for
          replacements                          (10,485)  (10,611)   (10,681)
        Changes in assets and liabilities
           Decrease (increase) in tenant
             accounts receivable                 11,534    (8,010)     1,337
           (Increase) decrease in prepaid
             expenses                           (2,462)     6,425       (657)
           Decrease (increase) in interest
             income receivable - impounds          261     (1,282)        82
           Net tenants' security deposits
             (paid) received                      (472)      (399)       241
           (Increase) decrease in real estate
             tax impound fund                     (913)      (793)     2,083
           Decrease (increase) in insurance
             impound fund                         7,203    (6,654)    (2,487)
           Increase in reserve fund for
             operations                          (1,929)      (33)      (358)
           (Decrease) increase in accounts
             payable and accrued expenses        (5,943)  (10,507)     9,525
           Decrease in accrued interest
             payable                               (641)   (5,705)      (242)
           Increase in rent deferred credits      2,404        92          3
                                              ---------  --------   --------
              Net cash provided by
                 operating activities         $  99,290  $ 60,299   $185,354
                                              =========  ========   ========
























                        See notes to financial statements

                              COLONIAL FARMS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

      Colonial Farms, Ltd. (the Partnership) is a California limited partnership which commenced operations in February 1983. The Partnership owns and operates a 100-unit residential project (the Project) located in Modesto, California. The Project operates under Section 8 of the National Housing Act and therefore, receives monthly rental subsidies from the U.S. Department of Housing and Urban Development (HUD). The agreement expires June 2002, and has two five-year renewal options. For the years ended December 31, 1998, 1997 and 1996, rental subsidies for the Project totaled $531,063, $579,485, and $613,093, respectively. All leases between the Partnership and the tenants of the property are operating leases.

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

Property and Equipment
----------------------

      Property and equipment are carried at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. As of December 31, 1998, management does not believe that there are any current facts or circumstanced that would indicate impairment of rental property in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121.

Deferred Financing Costs
------------------------

      Deferred financing costs are amortized by the straight-line method over the life of the related debt, which approximates the effective interest method.

Rental Income
-------------

      Rental income is recognized as rentals become due. Rental payments received in advance are deferred until earned.

Income Taxes
------------

      No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

Reclassifications
-----------------

      Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation.

NOTE B - RESTRICTED DEPOSITS AND FUNDED RESERVES
------------------------------------------------

      At December 31, 1998 and 1997, the Partnership maintained tenant security deposits of $25,281 and $23,520 in an interest bearing escrow bank account and a certificate of deposit which are carried at cost and approximate fair value.

      The Partnership also has a reserve for replacements and escrow funds totalling $306,281 and $23,520 at December 31, 1998 and 1997, respectively, on deposit with CHFA. These funds are held in interest bearing bank accounts which are carried at cost and approximate fair value.

NOTE C - PROPERTY AND EQUIPMENT
-------------------------------

      Investment in property and equipment consisted of the following at December 31, 1998 and 1997:


                                                  1998             1997
                                                  ----             ----

         Land                                 $   450,000       $   450,000
         Buildings and improvements             3,238,575         3,238,575
         Furniture and equipment                  415,074           415,074
                                              -----------       -----------
                                                4,103,649         4,103,649
         Less accumulated depreciation          2,064,714         1,938,862
                                              -----------       -----------
                                              $ 2,038,935       $ 2,164,787
                                              ===========       ===========

NOTE D - MORTGAGE PAYABLE
-------------------------

      The mortgage payable represents a permanent mortgage from the CHFA which is due on June 1, 2013, and is collateralized by a deed of trust on the rental property and the CHFA has been granted a security interest in rental subsidies. The terms of the mortgage require annual interest at the note of 9.15% and monthly principal and interest payments of $27,411. Terms of the loan agreement require that monthly escrow deposits be made to fund real estate tax, insurance and replacement reserve escrow accounts.

      The liability of the Partnership under the mortgage is limited to the underlying value of the real estate, plus other amounts deposited with the lender.

      Aggregate maturities of the mortgage payable for the five years following December 31, 1998, are as follows:

               December 31,
               -----------
                  1999       $  92,191
                  2000       $ 110,990
                  2001       $ 110,637
                  2002       $ 121,186
                  2003       $ 132,751


      Management believes that the carrying amount of the mortgage payable approximates fair value at December 31, 1998, as there is no significant difference in the market rate of interest for similar debt between that date and the date of the mortgage.

NOTE E - RELATED PARTY TRANSACTIONS
-----------------------------------

      At December 31, 1998 and 1997, due to developer/general partner consisted of development advances of $318,115. These advances are non-interest bearing and payable from proceeds upon sale or refinancing of the Project after certain priority payments as defined in the Partnership agreement.

      The Partnership has a contractual management agreement with CMJ Management Company, Inc., an affiliate of the general partner, to provide property management services for the Project. CMJ Management Company, Inc. has hired an unaffiliated management agent to provide these services on its behalf. Total management fees for the years ended December 31, 1998, 1997, and 1996 were $43,440, $42,640, and $38,060, respectively. CMJ Management Company, Inc. also is entitled to receive an incentive management fee. For each of the years ended December 31, 1998, 1997 and 1996, incentive fees charged for the project totaled $7,060, in accordance with the terms of the supplemental management agreement.

NOTE F - TAX BASIS (LOSS) INCOME
--------------------------------

      The reconciliation of the excess (deficiency) of revenue over expenses reported in the statements of operations with the (loss) income reported on the Federal income tax return for the years ended December 31, 1998, 1997, and 1996 follows:
                                               1998        1997       1996
                                               ----        ----       ----

      Excess (deficiency) of revenue
        over expenses                       $ (27,396)   $ (30,397)  $ 62,250
      GAAP to tax depreciation adjustment     (53,713)     (19,460)   (20,336)
      Deferred rental income adjustments          731           90          3
                                            ---------    ---------   --------

      (Loss) income for Federal income
        tax purposes                        $ (80,378)   $ (49,767)  $ 41,917
                                            =========    =========   ========

NOTE G - CONCENTRATION OF CREDIT RISK
-------------------------------------

      The Partnership maintains operating cash balances and security deposits held in trust with major financial institutions and its funded reserves with the mortgage lender. The Partnership has not experienced any losses with respect to bank balances in excess of government provided insurance. Management believes that no significant concentration of credit risk exists with respect to these cash balances as of December 31, 1998.

NOTE H - YEAR 2000 ISSUE
------------------------

      The general partner has assessed the Partnership's exposure to date sensitive computer software programs that may not be operative subsequent to 1999 and has implemented a requisite course of action to minimize year 2000 risk and ensure that neither significant costs nor disruption of normal business operations are encountered. However, because there is no guarantee that all systems of outside vendors or other entities affecting the Partnership's operations will be year 2000 compliant, the Partnership remains susceptible to consequences of the Year 2000 Issue.

NOTE I - CONTINUATION OF THE PARTNERSHIP
----------------------------------------

      The Partnership agreement allows the limited partner to cause the sale of the assets of the Partnership subsequent to June 30, 1995, but not earlier than one year after it has given written notice of its desire to cause such sale to the general partner, and only if, during such one-year period, the general partner does not cause the sale of the Partnership's assets. If the general partner has not caused the assets of the Partnership to be sold within such one-year period, the limited partner may cause such sale, but only after it has offered to sell the assets to the general partner, and either the general partner does not accept such offer within 90 days of receiving it, or the general partner does not complete the sale in accordance with such offer after accepting the terms. During October 1998, the limited partner gave the written notice described above to the general partner of the Partnership. In light of the decision by the limited partner to initiate this action under the terms of the Partnership agreement, it is currently contemplated that the disposition of the Partnership's assets and liquidation of the Partnership could be completed by the end of calendar year 1999. There are no assurances, however, that the disposition of the Partnership's assets and liquidation of the Partnership will be completed within this time frame.

                          [REZNICK FEDDER & SILVERMAN]
                                  [letterhead]

                          INDEPENDENT AUDITORS' REPORT



To the Partners
Holbrook Apartments Company


      We have audited the accompanying balance sheets of Holbrook Apartments Company as of December 31, 1998 and 1997, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holbrook Apartments Company as of December 31, 1998 and 1997, and the results of its operations, the changes in partners' deficit and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                              /s/ REZNICK FEDDER & SILVERMAN
                              ------------------------------
                                  REZNICK FEDDER & SILVERMAN

Baltimore, Maryland
February 6, 1999

                           HOLBROOK APARTMENTS COMPANY

                                 BALANCE SHEETS

                           December 31, 1998 and 1997

                                    ASSETS
                                                     1998       1997
                                                     ----       ----

CURRENT ASSETS
   Cash and cash equivalents                     $  514,632   $  507,878
   Accounts receivable                                1,998        3,296
   Other receivables                                 14,182        9,640
   Prepaid expenses                                  15,871       16,022
                                                 ----------   ----------

      Total current assets                          546,683      536,836
                                                 ----------   ----------

 RESTRICTED DEPOSITS AND FUNDED RESERVES
   Mortgage escrow deposits                          77,606      76,359
   Reserve for replacements                         496,439     458,768
                                                 ----------   ----------
                                                    574,045      535,127
                                                 ----------   ----------

 PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $4,412,465 and $4,160,211      5,219,391    5,462,169

 DEFERRED FINANCING COSTS, net of accumulated
   amortization of $235,877 and $222,158            318,074      331,793
                                                 ----------   ----------

      Total assets                               $6,658,193   $6,865,925
                                                 ==========   ==========

                        LIABILITIES AND PARTNERS' DEFICIT

 CURRENT LIABILITIES
   Current maturities of mortgage payable        $  110,538   $  102,574
   Accounts payable and accrued expenses             38,017       33,168
   Accrued interest payable                          45,308       45,949
   Rent deferred credits                              1,054       11,559
   Due to affiliates                                  1,067            -
                                                 ----------   ----------

      Total current liabilities                     195,984      193,250

 LONG-TERM LIABILITIES
   Mortgage payable, less current maturities      7,138,669    7,249,207
                                                 ----------   ----------

      Total liabilities                           7,334,653    7,442,457

 PARTNERS' DEFICIT                                 (676,460)    (576,532)
                                                 ----------   ----------

      Total liabilities and partners' deficit    $6,658,193   $6,865,925
                                                 ==========   ==========





                        See notes to financial statements

                           HOLBROOK APARTMENTS COMPANY

                            STATEMENTS OF OPERATIONS

                   Years ended December 31, 1998, 1997 and 1996

                                         1998        1997        1996
                                         ----        ----        ----
Revenue
   Rental income                      $2,074,864  $2,079,319  $2,068,855
   Vacancies                              (7,275)     (4,727)     (1,985)
   Financial revenue                      31,766      35,842      27,267
   Other income                            8,345       8,608       7,176
                                      ----------  ----------  ----------

      Total revenue                    2,107,700   2,119,042   2,101,313
                                      ----------  ----------  ----------

 Expenses
  Operating expenses
   Administration                        123,690     134,493     126,635
   Utilities                              81,913     112,614      85,403
   Management fee                         98,128      98,776      99,025
   Maintenance and repairs               201,428     173,586     200,197
   Salaries                              195,890     214,500     219,486
   Insurance                              14,776      16,350      27,698
   Real estate taxes                     213,250     181,311     182,616
                                      ----------  ----------  ----------

      Total operating expenses           929,075     931,630     941,060
                                      ----------  ----------  ----------

  Nonoperating expenses
   Interest                              547,260     554,700     561,600
   Mortgage insurance premium             36,480      36,979      37,438
   Depreciation and amortization         265,973     268,185     261,682
   Incentive management fee              153,231     146,297     133,795
                                      ----------  ----------  ----------


      Total nonoperating expenses      1,002,944   1,006,161     994,515
                                      ----------  ----------  ----------


      Total expenses                   1,932,019   1,937,791   1,935,575
                                      ----------  ----------  ----------

      EXCESS OF REVENUE OVER
           EXPENSES                   $  175,681  $  181,251  $  165,738
                                      ==========  ==========  ==========













                        See notes to financial statements

                           HOLBROOK APARTMENTS COMPANY

                         STATEMENTS OF PARTNERS' DEFICIT

                  Years ended December 31, 1998, 1997 and 1996


                                       General    Limited
                                       Partner    Partner       Total
                                       -------    -------       -----

Partners' deficit, December 31, 1995   $(573,077) $ 161,219     $ (411,858)

 Distributions                           (36,968)  (209,487)      (246,455)

 Excess of revenue over expenses          24,861    140,877        165,738
                                       ---------  ---------     ----------

 Partners' deficit, December 31, 1996   (585,184)    92,609       (492,575)

 Distributions                           (39,781)  (225,427)      (265,208)

 Excess of revenue over expenses          27,188    154,063        181,251
                                       ---------  ---------     ----------
 Partners' deficit, December 31, 1997   (597,777)    21,245       (576,532)

 Distributions                           (41,341)  (234,268)      (275,609)

 Excess of revenue over expenses          26,352    149,329        175,681
                                       ---------  ---------     ----------
 Partners' deficit, December 31, 1998  $(612,766) $ (63,694)    $ (676,460)
                                       =========  =========     ==========

 Profit and loss sharing percentage          15%        85%           100%
                                             ==         ==            ===





















                        See notes to financial statements

                           HOLBROOK APARTMENTS COMPANY

                            STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1998, 1997 and 1996

                                               1998       1997        1996
                                               ----       ----        ----

 Cash flows from operating activities
   Rental income received                  $2,061,424  $2,069,734  $2,083,642
   Interest received                           19,587      15,185      13,786
   Other income received                        3,803      28,030           -
   Administrative expenses paid              (123,690)   (135,301)   (125,604)
   Management fees paid                       (98,128)    (98,776)    (99,025)
   Utilities paid                             (81,913)   (119,299)    (88,920)
   Maintenance and repairs expenses paid     (199,621)   (312,749)    (63,637)
   Real estate taxes paid                    (213,250)   (181,311)   (182,616)
   Salaries paid                             (160,249)   (181,164)   (182,293)
   Payroll taxes paid                         (15,194)    (14,705)    (15,854)
   Property insurance paid                    (14,625)    (14,811)    (26,982)
   Other taxes and insurance paid             (20,447)    (18,631)    (21,339)
   Interest paid on mortgage                 (547,901)   (555,294)   (562,152)
   Mortgage insurance paid                    (36,480)    (36,899)    (37,367)
   Increase in mortgage escrow deposits        (1,247)    (15,290)    (18,174)
   Mortgagor entity expenses paid            (153,231)   (146,297)   (133,795)
   Due to affiliates - net                      1,067           -           -
                                           ----------  ----------  ----------

      Net cash provided by operating
        activities                            419,905     282,422     539,670
                                           ----------  ----------  ----------

 Cash flows from investing activities
   Additions to property and equipment         (9,476)    (52,029)   (111,023)
   Deposits to reserve for replacements       (40,920)    (40,920)    (40,720)
   Withdrawals from reserve for
     replacements                              15,428      47,190      91,862
                                           ----------  ----------  ----------

      Net cash used in investing
        activities                            (34,968)    (45,759)    (59,881)
                                           ----------  ----------  ----------

 Cash flows from financing activities
   Repayment of mortgage payable             (102,574)    (95,185)    (88,328)
   Distributions paid to partners            (275,609)   (265,208)   (246,455)
                                           ----------  ----------  ----------

   Net cash used in financing activities     (378,183)   (360,393)   (334,783)
                                           ----------  ----------  ----------

      NET INCREASE (DECREASE) IN
            CASH AND CASH EQUIVALENTS           6,754    (123,730)    145,006

 Cash and cash equivalents, beginning         507,878     631,608     486,602
                                           ----------  ----------  ----------

 Cash and cash equivalents, ending         $  514,632  $  507,878  $  631,608
                                           ==========  ==========  ==========







                        See notes to financial statements

                           HOLBROOK APARTMENTS COMPANY

                   Years ended December 31, 1998, 1997 and 1996


                                               1998       1997        1996
                                               ----       ----        ----

 Reconciliation of excess of revenue over
   expenses to net cash provided by
   operating activities
     Excess of revenue over expenses       $ 175,681   $ 181,251   $ 165,738
     Adjustments to reconcile excess
       of revenue over expenses to net
       cash provided by operating
       activities
         Depreciation                        252,254     254,644     248,141
         Amortization of deferred
           financing costs                    13,719      13,541      13,541
         Interest earned on replacement
           reserves                          (12,179)    (20,618)     (8,912)
         Changes in assets and liabilities
            Decrease (increase) in accounts
              receivable - tenants             1,298      (1,143)      6,087
            Decrease (increase) in accounts
              receivable - other              (4,542)     18,908     (11,745)
            Decrease in prepaid expenses         151       1,619         786
            Increase in mortgage escrow
              deposits                        (1,247)    (15,290)    (18,174)
            Decrease in other assets               -         475           -
            Increase (decrease) in accounts
              payable and accrued expenses     4,849    (146,656)    134,075
            Decrease in accrued interest
              payable                           (641)       (594)       (552)
            (Decrease) increase in rent -
              deferred credits               (10,505)     (3,715)     10,685
            Increase in due to affiliates -
              net                              1,067           -           -
                                           ---------   ---------   ---------

                Net cash provided by
                  operating activities     $ 419,905   $ 282,422   $ 539,670
                                           =========   ==========  =========

























                        See notes to financial statements

                           HOLBROOK APARTMENTS COMPANY

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

      Holbrook Apartments Company (the Partnership) was formed as a limited partnership under the laws of the State of Massachusetts in July 1981, for the purpose of constructing and operating a rental housing project under Section 221
(d)(4) of the National Housing Act. The project consists of 170 units located in Holbrook, Massachusetts, and is currently operating under the name of Holbrook Apartments. All leases between the Partnership and the tenants of the property are operating leases.

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

Property and Equipment
----------------------

      Property and equipment are carried at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method.

      As of December 31, 1998, management does not believe that there are any current facts or circumstances that would indicate impairment of the rental property in accordance with Statement of Financial Accounting
Standards ("SFAS") No. 121.

Deferred Financing Costs
------------------------

      Deferred financing costs are amortized over the term of the mortgage using the straight-line method which approximates the effective interest method.

Rental Income
-------------

      Rental income is recognized as a rentals become due. Rental payments received in advance are deferred until earned.

Income Taxes
------------

      No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

Reclassifications
-----------------

      Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation.

NOTE B - RESTRICTED DEPOSITS AND FUNDED RESERVES
------------------------------------------------

     The Partnership has a reserve for replacements and mortgage escrow deposits totaling $574,045 and $535,127 at December 31, 1998 and 1997, respectively, on deposit with WMF/Huntoon, Paige Associates Limited. These funds are held in interest-bearing money market accounts and are carried at cost, which approximates fair value.

NOTE C - PROPERTY AND EQUIPMENT
-------------------------------

     Investment in property and equipment consisted of the following at December 31, 1998 and 1997:

                                                  1998              1997
                                                  ----              ----

         Land                                 $   390,000       $   390,000
         Buildings and improvements             9,006,073         8,998,646
         Furniture and equipment                  235,783           233,734
                                              -----------       -----------
                                                9,631,856         9,622,380
         Less accumulated depreciation          4,412,465         4,160,211
                                              -----------       -----------
                                              $ 5,219,391       $ 5,462,169
                                              ===========       ===========

NOTE D - MORTGAGE PAYABLE
-------------------------

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

      Aggregate annual maturities of the mortgage payable for the five years following December 31, 1998, are as follows:

               December 31,
               -----------
                  1999       $ 110,538
                  2000       $ 119,119
                  2001       $ 128,366
                  2002       $ 138,331
                  2003       $ 149,070

      Management believes that the carrying amount of the mortgage payable approximates fair value at December 31, 1998, as there is no significant difference in the market rate of interest for similar debt between that date and the date of the mortgage.

NOTE E - HOUSING ASSISTANCE PAYMENT AGREEMENT
---------------------------------------------

      FHA contracted with the Partnership under Section 8 of Title II of the Housing and Community Development Act of 1974, to make housing assistance payments to the Partnership on behalf of qualified tenants. The agreement expires July 1, 2001. Total housing assistance payments received during 1998, 1997 and 1996 were $1,573,691, $1,565,374 and $1,577,392, respectively.

NOTE F - RELATED PARTY TRANSACTIONS
-----------------------------------

      Management fees of 4.75% of gross receipts are paid to CMJ Management Company, Inc., an affiliate of the general partner, for its services as management agent to the Project pursuant to a management agreement approved by HUD. Such fees amounted to $98,128, $98,776 and $99,025 for the years 1998, 1997 and 1996, respectively. In addition, CMJ Management Company, Inc., received incentive management fees of $153,231, $146,297 and $133,795 for the years ended December 31, 1998, 1997 and 1996, respectively.

      CMJ Management Company, Inc., an affiliate of the general partner, makes monthly expenditures (primarily payroll, central office accounting, direct marketing and insurance costs) on behalf of the Partnership which are reimbursed the following month.

NOTE G - TAX BASIS INCOME
-------------------------

      The reconciliation of the excess of revenue over expenses in the accompanying statements of operations with the income reported on a Federal income tax basis as follows:

                                               1998        1997        1996
                                               ----        ----        ----

      Excess of revenue over expenses
        per statement of operations         $  175,681   $ 181,251   $ 165,738
      Additional amortization of
        deferred costs                           8,571       8,393       8,393
      GAAP to tax depreciation adjustment     (52,693)     140,373     (32,751)
      Deferred rental income adjustment       (10,504)      (3,715)     10,688
                                            ---------    ---------   ---------

      Income for Federal income tax
        purposes                            $ 121,055    $ 326,302   $ 152,068
                                            =========    =========   =========

NOTE H - CONCENTRATION OF CREDIT RISK
-------------------------------------

      The Partnership maintains operating cash balances, including repurchase agreements, with major financial institutions and its funded reserves with the mortgage lender. The Partnership has not experienced any losses with respect to bank balances in excess of government provided insurance. Management believes that no significant concentration to credit risk exists with respect to these cash balances as of December 31, 1998.

NOTE I - YEAR 2000 ISSUE
------------------------

      The general partner has assessed the Partnership's exposure to date sensitive computer software programs that may not be operative subsequent to 1999 and has implemented a requisite course of action to minimize year 2000 risk and ensure that neither significant costs nor disruption of normal business operations are encountered. However, because there is no guarantee that all systems of outside vendors or other entities affecting the Partnership's operations will be year 2000 compliant, the Partnership remains susceptible to consequences of the Year 2000 Issue.

NOTE J - CONTINUATION OF THE PARTNERSHIP
----------------------------------------

      The Partnership agreement allows the limited partner to cause the sale of the assets of the Partnership subsequent to June 30, 1995, but not earlier than one year after it has given written notice of its desire to cause such sale to the general partner, and only if, during such one-year period, the general partner does not cause the sale of the Partnership's assets. If the general partner has not caused the assets of the Partnership to be sold within such one-year period, the limited partner may cause such sale, but only after it has offered to sell the assets to the general partner, and either the general partner does not accept such offer within 90 days of receiving it, or the general partner does not complete the sale in accordance with such offer after accepting the terms. During October 1998, the limited partner gave the written notice described above to the general partner of the Partnership. In light of the decision by the limited partner to initiate this action under the terms of the Partnership agreement, it is currently contemplated that the disposition of the Partnership's assets and liquidation of the Partnership could be completed by the end of calendar year 1999. There are no assurances, however, that the disposition of the Partnership's assets and liquidation of the Partnership will be completed within this time frame.