Form 10-Q
period 1999-03-31
PAINE WEBBER CMJ PROPERTIES LP
filed 1999-05-12
CIK 711393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                    ----------------------------------

                                 FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTER ENDED March 31, 1999

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

                         PAINE WEBBER/CMJ PROPERTIES, LP

                                 BALANCE SHEETS
                March 31, 1999 and December 31, 1998 (Unaudited)
                            (In thousands of dollars)

                                     ASSETS
                                                   March 31     December 31
                                                   --------     -----------

Investments in local limited
  partnerships, at equity                          $    130     $     42
Cash and cash equivalents                               234          341
                                                   --------     --------
                                                   $    364     $    383
                                                   ========     ========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                      $     50     $     99
Accrued expenses                                         28           18
Partners' capital                                       286          266
                                                   --------     --------
                                                   $    364     $    383
                                                   ========     ========


              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
         For the three months ended March 31, 1999 and 1998 (Unaudited)
                            (In thousands of dollars)

                                                   General      Limited
                                                   Partner      Partners
                                                   -------      --------

Balance at December 31, 1997                       $   (73)     $   378
Net income                                               -            4
                                                   -------      -------
Balance at March 31, 1998                          $   (73)     $   382
                                                   =======      =======

Balance at December 31, 1998                       $   (74)     $   340
Net income                                               -           20
                                                   -------      -------
Balance at March 31, 1999                          $   (74)     $   360
                                                   =======      =======









                             See accompanying notes.

                         PAINE WEBBER/CMJ PROPERTIES, LP

                              STATEMENTS OF INCOME
         For the three months ended March 31, 1999 and 1998 (Unaudited)
               (In thousands of dollars, except per Unit amounts)

                                                  1999        1998
                                                  ----        ----

Revenues:
   Interest income                               $    3       $   7
                                                 ------       -----
                                                      3           7
Expenses:
   Management fees                                   50          50
   General and administrative                        21          49
                                                 ------       -----
                                                     71          99
                                                 ------       -----
Operating loss                                      (68)        (92)

Partnership's share of local
   limited partnerships' income                      88          96
                                                 ------       -----

Net income                                       $   20       $   4
                                                 ======       =====

Net income per Limited
  Partnership Unit                               $ 2.31       $0.49
                                                 ======       =====


      The above net income per Limited Partnership Unit is based upon the 8,745 Limited Partnership Units outstanding for each period.










                             See accompanying notes.

                         PAINE WEBBER/CMJ PROPERTIES, LP

                            STATEMENTS OF CASH FLOWS
         For the three months ended March 31, 1999 and 1998 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                            (In thousands of dollars)

                                                         1999        1998
                                                         ----        ----
Cash flows from operating activities:
   Net income                                          $    20      $    4
   Adjustments to reconcile net income to net
     cash used in operating activities:
     Partnership's share of local limited
       partnerships' income                                (88)        (96)
     Changes in assets and liabilities:
      Accounts payable - affiliates                        (49)         50
      Accrued expenses                                      10          35
                                                       -------      ------
        Total adjustments                                 (127)        (11)
                                                       -------      ------

Net decrease in cash and cash equivalents                 (107)         (7)

Cash and cash equivalents, beginning of period             341         493
                                                       -------      ------

Cash and cash equivalents, end of period               $   234      $  486
                                                       =======      ======


















                             See accompanying notes.

                         PAINE WEBBER/CMJ PROPERTIES, LP
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.  General
    -------

      The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended December 31, 1998. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of March 31, 1999 and December 31, 1998 and revenues and expenses for the three months ended March 31, 1999 and 1998. Actual results could differ from the estimates and assumptions used.

      The Partnership is currently pursuing potential disposition strategies for the six investments in its portfolio. As discussed further in the Annual Report, during 1998 the Partnership initiated the formal process prescribed in the local limited partnership agreements for liquidating the Partnership's interests in the local limited partnerships. Accordingly, it is currently contemplated that the sales of the remaining assets and a liquidation of the Partnership could be accomplished prior to the end of calendar year 1999. There are no assurances, however, that the sale of the remaining assets and the liquidation of the Partnership will be completed within this time frame.

2.  Related Party Transactions
    --------------------------

      The Adviser earned basic management fees of $50,000 during each of the three-month periods ended March 31, 1999 and 1998. Accounts payable - affiliates at March 31, 1999 and December 31, 1998 consist of management fees of $50,000 and $99,000, respectively, payable to the Adviser.

      Included in general and administrative expenses for both of the three-month periods ended March 31, 1999 and 1998 is $9,000, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the three months ended March 31, 1999 and 1998 is $200 and $400, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

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

      Summarized operating results of these local limited partnerships follow:


                    Condensed Combined Summary of Operations
               For the three months ended March 31, 1999 and 1998
                            (In thousands of dollars)

                                             1999         1998
                                             ----         ----

      Rental revenues, including
        government subsidies               $ 2,471      $ 2,502
      Interest income                           24           27
                                           -------      -------
                                             2,495        2,529

      Property operating expenses            1,179        1,164
      Interest expense                         680          691
      Depreciation and amortization            347          347
      Real estate taxes                        160          168
                                           -------      -------
                                             2,366        2,370
                                           -------      -------
      Net income                           $   129      $   159
                                           =======      =======

      Net income:
        Partnership's share of
          combined operations              $   116      $   141
        Local partners' share of
          combined operations                   13           18
                                           -------      -------
                                           $   129      $   159
                                           =======      =======

               Reconciliation of Partnership's Share of Operations For the three months ended March 31, 1999 and 1998
                            (In thousands of dollars)

                                             1999         1998
                                             ----         ----

      Partnership's share of combined
         operations, as shown above        $   116      $   141
      Losses in excess of basis not
         recognized by Partnership              19            3
      Income offset with prior year
         unrecognized losses                   (47)         (48)
                                           -------      -------
      Partnership's share of local
         limited partnerships' income      $    88      $    96
                                           =======      =======

                         PAINE WEBBER/CMJ PROPERTIES, LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 under the heading "Certain Factors Affecting Future Operating Results," which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      As of March 31, 1999 all six of the properties in which the Partnership has invested are generating sufficient cash flow from operations to cover their operating expenses and debt service payments, and all of the properties are generating excess cash flow, a portion of which is being distributed to the Partnership on an annual basis in accordance with the respective regulatory and limited partnership agreements. During 1998, the Partnership received distributions totalling $460,000 from all six local limited partnership investments. During 1997 the Partnership received distributions totalling $370,000 from five of the six local limited partnerships. The amounts received in 1997 and 1998 represented the cash flow available for distribution as of December 31, 1996 and 1997, respectively, as determined by the general partners of the local limited partnerships in accordance with the partnership, financing and regulatory agreements. Total distributions from the Partnership's investments increased in 1998 due to increases in distributions from three of the local limited partnership investments and the receipt of $66,000 from The Villages at Montpelier partnership in 1998. No distributions were received from this partnership in 1997. As previously reported, during the second quarter of 1997 management of the Partnership completed a detailed review of each property with the affiliate of the operating general partners which manages the day-to-day operations of the investment properties. As a result of such review, management determined that the Partnership should not make an annual distribution to the Limited Partners for 1997. Based on the existing environment of rising property operating expenses and capital improvement costs, as well as the restrictions on distributable cash flow from the properties, there was not sufficient cash flow to support the payment of a distribution by the Partnership for 1997. Based on the amounts of the 1998 distribution payments from the local limited partnerships, management believed that there was sufficient cash flow to make a distribution for 1998. Accordingly, the Partnership made an annual distribution to the Limited Partners on November 23, 1998 at a rate of 2% on original invested capital. Such distribution totalled approximately $175,000, or $20 per original $1,000 investment. The ability to make future distributions of operating cash flow will continue to be assessed on an annual basis in the fourth quarter of each year.

      As of March 31, 1999, five of the Partnership's six operating investment properties were receiving rental subsidy payments from the federal government under Section 8 of the National Housing Act for 100% of the rental units. The government subsidy payments range from 65% to 81% of the total revenues of the related local limited partnerships. As discussed previously, the subsidy agreement covering The Villages at Montpelier Apartments expired in July 1997. The subsidy agreements covering the other five operating investment properties do not expire for another 3-to-5 years. Due to the limited availability of government subsidized housing, these properties consistently achieve occupancy levels of 99% to 100%. Cash flow from these five properties is restricted by the Department of Housing and Urban Development ("HUD") and other applicable state housing agencies which set rental rates for low-income units, require significant cash reserves to be established for future capital improvements and, in some cases, impose strict limitations on the amounts of owner distributions which can be paid in any given year. In addition, a substantial amount of the revenues generated by these properties comes from the rental subsidy payments made by federal or state housing agencies. These features, which are characteristic of all subsidized low-income housing properties, significantly limit the pool of potential buyers for these real estate assets. Furthermore, the uncertainty regarding potential future reductions in the level of federal government assistance for these programs may further restrict the properties' marketability. Accordingly, the general partners of the local limited partnerships, which receive management fee revenues from the properties through an affiliated management company, were not expected to initiate efforts to sell any of the properties in the near term.

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

      The average occupancy level at The Villages at Montpelier Apartments was 87% for the quarter ended March 31, 1999, compared to 92% for the prior quarter and 96% for the same period in the prior year. The reduction in the occupancy level at The Villages at Montpelier is attributable to increased competition from one newly constructed townhome community and one newly renovated apartment facility in the immediate market area. As previously reported, prior to July 1997, 80% of the apartments at The Villages at Montpelier were rented at market rates while 20% received government subsidies under the Section 8 rental assistance program. With the expiration of the subsidy agreement in July 1997, the property management team began the process of converting the former subsidized units at the property to market rent units during the third quarter of 1997. As expected, the conversion resulted in a decline in occupancy at the property as a number of subsidized tenants vacated the property and their units were prepared to be re-leased. The average occupancy level at the property had stabilized by the first quarter of 1998. If the market for conventional multi-family apartment properties remains strong in the near term, the expiration of the rental subsidy agreement at The Villages at Montpelier Apartments could enhance the property's marketability for a potential sale by increasing the pool of interested buyers. However, there are no assurances that such market conditions will remain strong, and the ability of the Partnership to cause a sale of the property remains restricted by the terms of the limited partnership agreement discussed further above.

     At March 31, 1999, the Partnership had available cash and cash equivalents of approximately $234,000, which it intends to use for its working capital requirements and distribution to the partners. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the Partnership's real estate investments and from the proceeds received from the sale or refinancing of the properties owned by the local limited partnerships or from the sale of the Partnership's interests in the local limited partnerships. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

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

Results of Operations
Three Months Ended March 31, 1999
---------------------------------

     For the quarter ended March 31, 1999, the Partnership reported net income of $20,000, as compared to a net income of $4,000 for the same period in the prior year. This increase in the Partnership's net income for the first quarter of 1998 resulted from a $24,000 decrease in the Partnership's operating loss which was partially offset by an $8,000 decline in the Partnership's share of local limited partnerships' income. The decrease in the Partnership's operating loss was mainly attributable to additional professional fees incurred during the three months ended March 31, 1998 for an evaluation of potential disposition strategies for the Partnership's investments and an independent third party valuation of the local limited partnership interests.

     The decrease in the Partnership's share of local limited partnerships' income is the result of a $12,000 reduction in the Partnership's share of income from the Ramblewood Apartments partnership (Holbrook Apartments Company) which was partially offset by a $4,000 increase in the Partnership's share of income from the Fawcett's Pond partnership in the current three-month period. As discussed further in the notes to the financial statements, under the equity method of accounting for limited partnership interests, the Partnership does not record losses from investment properties when losses exceed the Partnership's equity method basis in these properties, and future income is recognized only when it exceeds the previously unrecorded losses. At March 31, 1999 and March 31, 1998, the Holbrook and Fawcett's Pond investments were the only investments with positive equity method carrying values. Net income at the Ramblewood Apartments partnership declined mainly due to an 11% increase in property operating expenses during the current three-month period. Net income at Fawcett's Pond increased mainly due to a 13% decline in property operating expenses.

     Overall, the combined net operating results of the six local limited partnerships declined from a net income of $159,000 for the three months ended March 31, 1998 to net income of $129,000 for the three months ended March 31, 1999. This decrease in combined net income resulted from a $34,000 decline in combined revenues which were partially offset by a $4,000 decrease in combined expenses. Combined revenues decreased mainly due to a 4% decline in rental revenues at The Villages at Montpelier Apartments. Rental revenues at The Villages at Montpelier Apartments decreased due to a decline in the average occupancy level at the property as a result of the increased competition referred to above. Combined expenses decreased mainly due to a reduction in interest expense at all six properties due to scheduled principal payments as well as declines in real estate taxes at Ramblewood and Quaker Meadows. An increase in property operating expenses at four of the six local limited partnerships partially offset the declines in the interest expense and real estate tax expense categories.

                                     PART II
                                Other Information



Item 1. Legal Proceedings.  NONE
-------------------------

Item 2 through 5.   NONE
-----------------

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

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



Dated: May 12, 1999