Form 10-Q
period 1999-06-30
PAINE WEBBER CMJ PROPERTIES LP
filed 1999-08-13
CIK 711393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                    ----------------------------------

                                 FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED June 30, 1999

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

                         PAINE WEBBER/CMJ PROPERTIES, LP

                                 BALANCE SHEETS
                 June 30, 1999 and December 31, 1998 (Unaudited)
                            (In thousands of dollars)

                                     ASSETS
                                                   June 30     December 31
                                                   -------     -----------

Investments in local limited partnerships,
  at equity                                        $     47     $     42
Cash and cash equivalents                               626          341
                                                   --------     --------
                                                   $    673     $    383
                                                   ========     ========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                      $     99     $     99
Accrued expenses                                          9           18
Partners' capital                                       565          266
                                                   --------     --------
                                                   $    673     $    383
                                                   ========     ========


              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
           For the six months ended June 30, 1999 and 1998 (Unaudited)
                            (In thousands of dollars)

                                                   General      Limited
                                                   Partner      Partners
                                                   -------      --------

Balance at December 31, 1997                       $    (73)    $    378
Net income                                                2          251
                                                   --------     --------
Balance at June 30, 1998                           $    (71)    $    629
                                                   ========     ========

Balance at December 31, 1998                       $    (74)    $    340
Net income                                                3          296
                                                   --------     --------
Balance at June 30, 1999                           $    (71)    $    636
                                                   ========     ========









                             See accompanying notes.

                         PAINE WEBBER/CMJ PROPERTIES, LP

                              STATEMENTS OF INCOME
      For the three and six months ended June 30, 1999 and 1998 (Unaudited)
               (In thousands of dollars, except per Unit amounts)

                                  Three Months Ended     Six Months Ended
                                        June 30,              June 30,
                                   -----------------     ----------------
                                    1999       1998        1999      1998
                                    ----       ----        ----      ----
Revenues:
   Other income from local
     limited partnerships           $  413   $  381      $  413   $  381
   Interest income                       5        7           8       14
                                    ------   ------      ------   ------
                                       418      388         421      395
Expenses:
   Management fees                      49       49          99       99
   General and administrative           31       38          52       87
                                    ------   ------      ------   ------
                                        80       87         151      186
                                    ------   ------      ------   ------
Operating income                       338      301         270      209

Partnership's share of local
   limited partnerships'
   income (losses)                     (59)     (52)         29       44
                                    ------   ------      ------   ------

Net income                          $  279   $  249      $  299   $  253
                                    ======   ======      ======   ======

Net income per Limited
  Partnership Unit                  $31.54   $28.46      $33.85   $28.95
                                    ======   ======      ======   ======


      The above net income per Limited Partnership Unit is based upon the 8,745 Limited Partnership Units outstanding for each period.











                             See accompanying notes.

                         PAINE WEBBER/CMJ PROPERTIES, LP

                            STATEMENTS OF CASH FLOWS
           For the six months ended June 30, 1999 and 1998 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                            (In thousands of dollars)

                                                             1999        1998
                                                             ----        ----
Cash flows from operating activities:
   Net income                                             $    299     $   253
   Adjustments to reconcile net income to net cash
    used in operating activities:
     Partnership's share of local limited
       partnerships' income                                    (29)        (44)
     Other income from local limited partnerships             (413)       (381)
     Changes in assets and liabilities:
       Accounts payable - affiliates                             -        (199)
       Accrued expenses                                         (9)         (8)
                                                          --------     -------
        Total adjustments                                     (451)       (632)
                                                          --------     -------
        Net cash used in operating activities                 (152)       (379)

Cash flows from investing activities:
   Distributions from local limited partnerships               437         449
                                                          --------     -------

Net increase in cash and cash equivalents                      285          70

Cash and cash equivalents, beginning of period                 341         493
                                                          --------     -------

Cash and cash equivalents, end of period                  $    626     $   563
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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of June 30, 1999 and December 31, 1998 and revenues and expenses for the three and six months ended June 30, 1999 and 1998. Actual results could differ from the estimates and assumptions used.

      The Partnership is currently pursuing potential disposition strategies for the six investments in its portfolio. As discussed further in the Annual Report, during 1998 the Partnership initiated the formal process prescribed in the local limited partnership agreements for liquidating the Partnership's interests in the local limited partnerships. Accordingly, it is currently contemplated that the sales of the remaining assets and a liquidation of the Partnership could be accomplished by the end of calendar year 1999. There are no assurances, however, that the sale of the remaining assets and the liquidation of the Partnership will be completed within this time frame.

2.  Related Party Transactions
    --------------------------

      The Adviser earned basic management fees of $99,000 during each of the six-month periods ended June 30, 1999 and 1998. Accounts payable - affiliates both at June 30, 1999 and December 31, 1998 consist of management fees of $99,000 payable to the Adviser.

      Included in general and administrative expenses for the six-month periods ended June 30, 1999 and 1998 is $19,000 and $18,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for both of the six-month periods ended June 30, 1999 and 1998 is $1,000, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

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

      Summarized operating results of these local limited partnerships follow:

                    Condensed Combined Summary of Operations
           For the three and six months ended June 30, 1999 and 1998
                            (In thousands of dollars)

                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                       -----------------     ----------------
                                        1999       1998        1999      1998
                                        ----       ----        ----      ----

      Rental revenues, including
        government subsidies           $ 2,435   $ 2,507     $ 4,906   $ 5,009
      Interest income                       25        30          49        57
                                       -------   -------     -------   -------
                                         2,460     2,537       4,955     5,066

      Property operating expenses        1,523     1,412       2,702     2,576
      Interest expense                     681       691       1,361     1,382
      Depreciation and amortization        340       348         687       695
      Real estate taxes                    159       168         319       336
                                       -------   -------     -------   -------
                                         2,703     2,619       5,069     4,989
                                       -------   -------     -------   -------
      Net income (loss)                $  (243)  $   (82)    $  (114)  $    77
                                       =======   =======     =======   =======

      Net income (loss):
        Partnership's share of
          combined operations          $  (212)  $   (73)    $   (96)  $    68
        Local partners' share of
          combined operations              (31)       (9)        (18)        9
                                       -------   -------     -------   -------
                                       $  (243)  $   (82)    $  (114)  $    77
                                       =======   =======     =======   =======

               Reconciliation of Partnership's Share of Operations
            For the three and six months ended June 30, 1999 and 1998
                            (In thousands of dollars)

                                        Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                       -----------------     ----------------
                                        1999       1998        1999      1998
                                        ----       ----        ----      ----

      Partnership's share of combined
         operations, as shown above    $ (212)    $  (73)    $  (96)    $   68
      Losses in excess of basis not
         recognized by Partnership        153         24        128         27
      Income offset with prior year
         unrecognized losses                -         (3)        (3)       (51)
                                       ------     ------     ------     ------
      Partnership's share of local
         limited partnerships'
         income                        $  (59)    $  (52)    $   29     $   44
                                       =======    ======     ======     ======

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

Liquidity and Capital Resources
-------------------------------

     As of June 30, 1999 all six of the properties in which the Partnership has invested are generating sufficient cash flow from operations to cover their operating expenses and debt service payments, and all of the properties are generating excess cash flow, a portion of which is being distributed to the Partnership on an annual basis in accordance with the respective regulatory and limited partnership agreements. During the quarter ended June 30, 1999, the Partnership received distributions totalling $437,000 from four of the six partnerships including $113,000 from The Villages at Montpelier. The Partnership received $66,000 from this partnership for all of 1998. During 1998, the Partnership received distributions totalling $460,000 from all six local limited partnership investments. The amounts received in 1999 and 1998 represented the cash flow available for distribution as of December 31, 1998 and 1997, respectively, as determined by the general partners of the local limited partnerships in accordance with the partnership, financing and regulatory agreements. As previously reported, during the second quarter of 1997 management of the Partnership completed a detailed review of each property with the affiliate of the operating general partners which manages the day-to-day operations of the investment properties. As a result of such review, management determined that the Partnership should not make an annual distribution to the Limited Partners for 1997. Based on the existing environment of rising property operating expenses and capital improvement costs, as well as the restrictions on distributable cash flow from the properties, there was not sufficient cash flow to support the payment of a distribution by the Partnership for 1997. Based on the amounts of the 1998 distribution payments from the local limited partnerships, management believed that there was sufficient cash flow to make a distribution for 1998. Accordingly, the Partnership made an annual distribution to the Limited Partners on November 23, 1998 at a rate of 2% on original invested capital. Such distribution totalled approximately $175,000, or $20 per original $1,000 investment. The ability to make future distributions of operating cash flow will continue to be assessed on an annual basis in the fourth quarter of each year.

     As of June 30, 1999,  five of the  Partnership's  six operating  investment properties were receiving rental subsidy payments from the federal government under Section 8 of the National Housing Act for 100% of the rental units. The government subsidy payments range from 75% to 82% of the total revenues of the related local limited partnerships. As discussed previously, the subsidy agreement covering The Villages at Montpelier Apartments expired in July 1997. The subsidy agreements covering the other five operating investment properties do not expire for another 2-to-4 years. Due to the limited availability of government subsidized housing, these properties consistently achieve occupancy levels of 99% to 100%. Cash flow from these five properties is restricted by the Department of Housing and Urban Development ("HUD") and other applicable state housing agencies which set rental rates for low-income units, require significant cash reserves to be established for future capital improvements and, in some cases, impose strict limitations on the amounts of owner distributions which can be paid in any given year. In addition, a substantial amount of the revenues generated by these properties comes from the rental subsidy payments made by federal or state housing agencies. These features, which are characteristic of all subsidized low-income housing properties, significantly limit the pool of potential buyers for these real estate assets. Furthermore, the uncertainty regarding potential future reductions in the level of federal government assistance for these programs may further restrict the properties' marketability. Accordingly, the general partners of the local limited partnerships, which receive management fee revenues from the properties through an affiliated management company, were not expected to initiate efforts to sell any of the properties in the near term.

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

     The average occupancy level at The Villages at Montpelier Apartments was 86% for the quarter ended June 30, 1999, compared to 87% for the prior quarter and 96% for the same period in the prior year. The reduction in the occupancy level at The Villages at Montpelier is mainly attributable to increased competition from a newly renovated apartment facility in the immediate market area. As previously reported, prior to July 1997, 80% of the apartments at The Villages at Montpelier were rented at market rates while 20% received government subsidies under the Section 8 rental assistance program. With the expiration of the subsidy agreement in July 1997, the property management team began the process of converting the former subsidized units at the property to market rent units during the third quarter of 1997. As expected, the conversion resulted in a decline in occupancy at the property as a number of subsidized tenants vacated the property and their units were prepared to be re-leased. The average occupancy level at the property had stabilized by the first quarter of 1998. If the market for conventional multi-family apartment properties remains strong in the near term, the expiration of the rental subsidy agreement at The Villages at Montpelier Apartments could enhance the property's marketability for a potential sale by increasing the pool of interested buyers. However, there are no assurances that such market conditions will remain strong, and the ability of the Partnership to cause a sale of the property remains restricted by the terms of the limited partnership agreement discussed further above. Notwithstanding this restriction, the Partnership and the operating general partner of the Villages at Montpelier limited partnership reached an informal agreement subsequent to the quarter ended June 30, 1999 to initiate a joint marketing effort for this property. The Partnership is currently in the process of interviewing potential real estate brokerage firms for the purpose of beginning such marketing efforts.

     At June 30, 1999, the Partnership had available cash and cash equivalents of approximately $626,000, which it intends to use for its working capital requirements and distributions to the partners. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the Partnership's real estate investments and from the proceeds received from the sale or refinancing of the properties owned by the local limited partnerships or from the sale of the Partnership's interests in the local limited partnerships. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

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

Results of Operations
Three Months Ended June 30, 1999
--------------------------------

     For the quarter ended June 30, 1999, the Partnership reported net income of $279,000, as compared to net income of $249,000 for the same period in the prior year. This increase in the Partnership's net income for the second quarter of 1999 resulted from a $37,000 increase in the Partnership's operating income which was partially offset by a $7,000 increase in the Partnership's share of local limited partnerships' losses. The increase in the Partnership's operating income for the three months ended June 30, 1999 was mainly due to an increase in other income from local limited partnerships of $32,000. As discussed in the notes to the financial statements, in accordance with the equity method the Partnership records distributions received from investments in limited partnerships with carrying values of zero as other income from local limited partnerships. The increase in other income from local limited partnerships is largely due to a $47,000 increase in distributions from the Villages at Montpelier investment.

     The increase in the Partnership's share of local limited partnerships' losses is the result of a $10,000 increase in the Partnership's share of losses from the Ramblewood Apartments partnership (Holbrook Apartments Company), which was partially offset by a $3,000 increase in the Partnership's share of income from the Fawcett's Pond partnership, in the current three-month period. As discussed further in the notes to the financial statements, under the equity method of accounting for limited partnership interests, the Partnership does not record losses from investment properties when losses exceed the Partnership's equity method basis in these properties, and future income is recognized only when it exceeds the previously unrecorded losses. At June 30, 1999 and June 30, 1998, the Fawcett's Pond investment was the only investment with a positive equity method carrying value. During both the current and prior three-month periods, the Partnership's share of local limited partnerships' operations represents only the allocable portion of the net income of the Fawcett's Pond partnership and the allocable portion of the net operating losses of the Ramblewood partnership up to the point where the equity method basis of the Ramblewood investment was reduced to zero. Net loss at the Ramblewood Apartments partnership increased mainly due to a 15% increase in property operating expenses during the current three-month period. Net income at Fawcett's Pond increased mainly due to a 11% decline in depreciation and amortization expense.

     Overall, the combined net operating results of the six local limited partnerships changed from a net loss of $82,000 for the three months ended June 30, 1998 to net loss of $243,000 for the three months ended June 30, 1999. This increase in combined net loss resulted from a $77,000 decline in combined revenues and an $84,000 increase in combined expenses. Combined revenues decreased mainly due to a 9% decline in rental revenues at The Villages at Montpelier Apartments. Rental revenues at The Villages at Montpelier Apartments decreased due to a decline in the average occupancy level at the property as a result of the increased competition referred to above. Combined expenses increased due to an increase in property operating expenses at three of the six local limited partnerships. Property operating expenses increased at the Ramblewood Apartments and Quaker Court Apartments mainly due to higher repairs and maintenance costs resulting from unit turnover. Property operating expenses increased at the Colonial Farms Apartments due to higher utility and repairs and maintenance expenses.

Six Months Ended June 30, 1999
------------------------------

      For the six months ended June 30, 1999, the Partnership reported net income of $299,000, as compared to net income of $253,000 for the same period in the prior year. This favorable change in the Partnership's net operating results was attributable to a $61,000 increase in the Partnership's operating income which was offset by a $15,000 decrease in the Partnership's share of local limited partnerships' income. The increase in the Partnership's operating income was mainly attributable to a $32,000 increase in other income from local limited partnerships and a $35,000 decrease in general and administrative expenses. Other income from local limited partnerships increased mainly due to a $47,000 increase in the distributions received from the Villages at Montpelier investment, as discussed further above. General and administrative expenses decreased mainly due to a reduction in professional fees related to costs incurred for an independent third party valuation of the local limited partnerships performed during the prior six-month period.

      As discussed further above, under the equity method of accounting for limited partnership interests, losses in excess of the investment in individual local limited partnerships are not recognized currently, but rather, are offset against future earnings from such entities. The Partnership's share of local limited partnerships' operations for the current six-month period represents the allocable portion of the operations of the Fawcett's Pond partnership. Overall, the combined net operating results of the six local limited partnerships changed from net income of $77,000 for the six months ended June 30, 1998 to a net loss of $114,000 for the six months ended June 30, 1999. This unfavorable change of $191,000 resulted primarily from a $126,000 increase in combined property operating expenses and a $103,000 decrease in rental revenues. Combined property operating expenses increased mainly due to the higher repairs and maintenance expenses incurred during the six months ended June 30, 1999 at the Ramblewood Apartments and Quaker Court Apartments due to an increase in unit turnover costs. Property operating expenses increased at the Colonial Farms Apartments due to higher utility and repairs and maintenance expenses. Rental revenues decreased mainly due to a $137,000 decrease in rental revenues at The Villages at Montpelier Apartments. Rental revenues at The Villages at Montpelier Apartments decreased due to a decline in the average occupancy level at the property as a result of the increased competition referred to above.

                                     PART II
                                Other Information



Item 1. Legal Proceedings.  NONE

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



Dated: August 10, 1999