Form 10-K405
period 1999-12-31
PAINE WEBBER CMJ PROPERTIES LP
filed 2000-03-29
CIK 711393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED DECEMBER 31, 1999

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents                                                   Form 10-K Reference
---------                                                   -------------------
Prospectus of registrant dated                                  Part IV
May 25, 1983, as supplemented

Current Report on Form 8-K of
registrant dated February 15, 2000                              Part IV

                              PAINEWEBBER/CMJ PROPERTIES LP
                                      1999 FORM 10-K

                                    TABLE OF CONTENTS


Part I                                                                 Page
------                                                                 ----

Item  1     Business                                                    I-1

Item  2     Properties                                                  I-3

Item  3     Legal Proceedings                                           I-4

Item  4     Submission of Matters to a Vote of Security Holders         I-4


Part II
-------

Item  5     Market for the Partnership's Limited Partnership
              Interests and   Related Security Holder Matters           II-1

Item  6     Selected Financial Data                                     II-1

Item  7     Management's Discussion and Analysis of Financial
               Condition  and Results of Operations                     II-2

Item 7A     Market Risk Disclosures                                     II-7


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


Part IV
-------

Item  14    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                       IV-1

Signatures                                                              IV-2

Index to Exhibits                                                       IV-3

Financial Statements and Supplementary Data                      F-1 to F-80

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

                                     PART I
                                     ------

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

      As of December 31, 1999, the Partnership owned, through local limited partnerships, interests in six apartment properties as set forth in the following table:

                                                                          Percent
Name of Local                                                             Interest in
Limited Partnership                                     Date of           Local Limited
Name of Property                                        Acquisition       Partnership
Location                                Size            of Interest       (1) (2)
--------------------------------        ----            -----------       --------------

Fawcett's  Pond
  Apartments Company
Village at Fawcett's Pond               100             6/30/83            95% (3)
Hyannis, Massachusetts                  units

Quaker Meadows
  Apartments Company
Quaker Court and The Meadows            104             6/30/83            95% (3)
Lynn, Massachusetts                     units

South Laurel Apartments
  Limited Partnership
Villages at Montpelier                  520             6/30/83            85%
Laurel, Maryland                        units

Marvin Gardens Associates
Marvin Gardens                          37              7/29/83            95% (3)
Cotati, California                      units

Colonial Farms Ltd.
Colonial Farms                          100             7/29/83            95% (3)
Modesto, California                     units

Holbrook Apartments Company
Ramblewood Apartments                   170             8/30/83            85% (3)
Holbrook, Massachusetts                 units


(1) The Partnership owns limited partnership interests in the local limited partnerships owning the apartment properties and improvements.

(2) See Notes to the Financial Statements filed with this Annual Report for outstanding mortgage balances as of December 31, 1999, a description of the long-term mortgage indebtedness collateralized by the operating property investments of the local limited partnerships and for a description of the local limited partnership agreements through which the Partnership acquired these real estate investments.

(3) Subsequent to year-end, the Partnership sold its interest in the local limited partnership (see further discussion below).

      On February 15, 2000, the Partnership sold its interests in five of the six real estate limited partnerships that it held: Holbrook Apartments Company, which owns the Ramblewood Apartments in Holbrook, Massachusetts; Fawcett's Pond Apartment Company, which owns the Village at Fawcett's Pond Apartments in Hyannis, Massachusetts; Quaker Meadows Apartment Company, which owns the Quaker Court Apartments and The Meadows Apartments in Lynn, Massachusetts; Marvin Gardens Associates, which owns the Marvin Gardens Apartments in Cotati, California; and Colonial Farms Ltd., which owns the Colonial Farms Apartments in Modesto, California. The limited partnership interests were sold for total consideration of $2,750,000 to affiliates of the operating general partners of the local limited partnerships. The sales closed into escrow on February 15, 2000 pending the receipt of the required regulatory approvals from the various lenders and state and federal housing agencies that subsidize the related residential apartment properties. The sale proceeds were to be released to the Partnership upon the receipt of all of the required regulatory approvals, but in no event later than March 31, 2000. On March 1, 2000, the affiliated buyers agreed to the release of the escrowed funds to the Partnership and indemnified the Partnership for any approvals not yet received. As a result of these transactions, the Partnership no longer has any interest in these five operating investment properties. A special distribution of the net proceeds from these sale transactions will be made to the Limited Partners on or before March 31, 2000.

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

      The Partnership has generated tax losses since inception. However, the benefits of such losses to investors have been significantly reduced by changes in federal income tax law subsequent to the organization of the Partnership. As of December 31, 1999, the Partnership retained an ownership interest in all six of its original operating investment properties. As of December 31, 1999, all of the properties were generating sufficient cash flow from operations to cover their operating expenses and debt service payments, and all of the properties were generating excess cash flow, a portion of which was being distributed to the Partnership on an annual basis in accordance with the respective regulatory and limited partnership agreements. Due to improvements in cash flow and the strong operating performances of the investment properties, management had instituted a program of regular quarterly distributions in 1994 at an annual rate of 2% on original invested capital. During 1996 distributions to the Partnership from the local limited partnerships declined, causing management to suspend distributions effective for the fourth quarter of 1996. Based on improved cash flow from the properties in 1998, the Partnership made an annual distribution payment in November 1998 at an annual rate of 2% on original invested capital. No distribution payments were made in 1999 or 1997.

      As discussed further in Item 7, subsequent to the sale of the five local limited partnership interests described above, the Partnership and the local general partner of the sixth and final local limited partnership began a joint marketing effort for the sale of the Villages at Montpelier Apartments. A sale of the Partnership's final asset, which management currently expects to complete during the second quarter of calendar year 2000, would be followed by an orderly liquidation of the Partnership. The Partnership's success in meeting its capital preservation objective will depend upon the proceeds received from the sale of this final asset, which cannot presently be determined. Based on management's estimate of the current fair market value of the Villages at Montpelier property, it appears unlikely at this time that the Partnership will realize any potential capital appreciation on its portfolio of investments taken as a whole.

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

Item 2.  Properties

      As of December 31, 1999, the Partnership owned interests in six operating properties through investments in local limited partnerships. The local limited partnerships and related properties are referred to under Item 1 above to which reference is made for the description, name, location, and ownership interest in each property.

      Occupancy figures for each quarter during 1999, along with an average for the year, are presented below for each property:

                                                Percent Occupied At
                                      --------------------------------------------
                                                                            1999
                                      3/31/99  6/30/99  9/30/99  12/31/99  Average
                                      -------  -------  -------  --------  -------


Village at Fawcett's Pond Apartments   100%     100%      100%     100%    100%

Quaker Court and The Meadows           100%     100%      100%      99%    100%

Villages at Montpelier Apartments       87%      85%       91%      89%     88%

Marvin Gardens Apartments              100%     100%      100%      99%    100%

Colonial Farms Apartments              100%     100%      100%     100%    100%

Ramblewood Apartments                  100%     100%      100%     100%    100%


Item 3. Legal Proceedings

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                     PART II
                                     -------

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

      At December 31, 1999 there were 829 record holders of Units in the Partnership. There is no public market for the Units, and it is not anticipated that a public market for Units will develop. Upon request, the Managing General Partner will endeavor to assist a Unitholder desiring to transfer his Units and may utilize the services of PWI in this regard. The price to be paid for the Units will be subject to negotiation by the Unitholder. The Managing General Partner will not redeem or repurchase Units.

      No cash distributions were paid to the Limited Partners during 1999.

Item 6.  Selected Financial Data

                         Paine Webber/CMJ Properties, LP
                      (In thousands, except per Unit data)

                                         Years Ended  December 31,
                          ----------------------------------------------------

                           1999          1998        1997     1996       1995
                           ----          ----        ----     ----       ----

Revenues                 $   459       $  294       $  147   $   98     $  244

Expenses                 $   300       $  365       $  288   $  280     $  288

Partnership's share
 of local limited
 partnerships' income
 (loss)                  $    (3)      $  209       $  184   $  157     $  174

Net income (loss)        $   156       $  138       $   43   $  (25)    $  130

Net income (loss) per
 Limited Partnership
 Unit                    $ 17.57       $15.58       $ 4.85   $(2.82)    $14.75

Cash distributions per
 Limited Partnership
 Unit                          -       $20.00            -   $20.00     $20.00

Total assets             $   449       $  383       $  520   $  415     $  486

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified below under the heading "Certain Factors Affecting Future Operating Results," which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      The Partnership offered limited partnership interests to the public from May 1983 to April 1984 pursuant to a Registration Statement filed under the Securities Act of 1933. The Partnership received gross proceeds of $8,746,000, and after deducting selling expenses and offering costs, the Partnership invested approximately $6,960,000 in six local limited partnerships owning housing projects that received various forms of federal, state or local assistance and that could be classified as "low-income housing" under the Internal Revenue Code. The Partnership does not have any commitments for additional capital expenditures or investments. As of December 31, 1999, the Partnership retained an ownership interest in all six of its original operating investment properties, all of which were generating sufficient cash flow from operations to cover their operating expenses and debt service payments. In addition, all of the properties were generating excess cash flow, a portion of which was being distributed to the Partnership on an annual basis in accordance with the respective regulatory and limited partnership agreements. As previously reported, as a limited partner of the local limited partnerships, the Partnership does not control property disposition decisions. The partnership agreements state that the limited partner may cause the sale of the assets of the local limited partnerships subsequent to June 30, 1995, but not earlier than one year after it has given written notice to the operating general partner of its intent to cause such sale, and only if, during such one-year period, the operating general partner does not cause the sale of such assets. If the operating general partner has not caused the assets of the partnership to be sold within such one-year period, the limited partner may cause such sale, but only after it has offered to sell such assets to the operating general partner, and either the operating general partner does not accept such offer within 90 days of receiving it, or the operating general partner does not complete the sale in accordance with such offer after accepting the terms. In October 1998, the Partnership gave the written notice described above to the operating general partner of all six local limited partnerships after meeting with representatives of the operating general partner to discuss the Partnership's desire to liquidate its investments in the near term. With regard to the five properties that were still receiving government subsidies, the associated distributable cash flow restrictions, substantial capital reserve requirements and regulatory reporting obligations, which are characteristic of all subsidized low-income housing properties, significantly limited the pool of potential buyers for these real estate assets. Furthermore, the uncertainty regarding potential future reductions in the level of federal government assistance for these programs further restricted the properties' marketability. Consequently, a negotiated sale of the Partnership's interests in these properties to the operating general partners, which receive management fee revenues from the properties through an affiliated management company, was deemed to be in the best interests of the Limited Partners.

      On February 15, 2000, the Partnership sold its interests in five of the six real estate limited partnerships that it held: Holbrook Apartments Company, which owns the Ramblewood Apartments in Holbrook, Massachusetts; Fawcett's Pond Apartment Company, which owns the Village at Fawcett's Pond Apartments in Hyannis, Massachusetts; Quaker Meadows Apartment Company, which owns the Quaker Court Apartments and The Meadows Apartments in Lynn, Massachusetts; Marvin Gardens Associates, which owns the Marvin Gardens Apartments in Cotati, California; and Colonial Farms Ltd., which owns the Colonial Farms Apartments in Modesto, California. The limited partnership interests were sold for total consideration of $2,750,000 to affiliates of the operating general partners of the local limited partnerships. The sales closed into escrow on February 15, 2000 pending the receipt of the required regulatory approvals from the various lenders and state and federal housing agencies that subsidize the related residential apartment properties. The sale proceeds were to be released to the Partnership upon the receipt of all of the required regulatory approvals, but in no event later than March 31, 2000. On March 1, 2000, the affiliated buyers agreed to the release of the escrowed funds to the Partnership and indemnified the Partnership for any approvals not yet received. As a result of these transactions, the Partnership no longer has any interest in these five operating investment properties. A special distribution of the net proceeds from these sale transactions will be made to the Limited Partners on or before March 31, 2000.

     Notwithstanding the restrictions on the Partnership's ability to cause a sale of the properties, the Partnership and the operating general partner of the Villages at Montpelier limited partnership reached an informal agreement during the third quarter of 1999 to initiate a joint marketing effort for the sale of the Villages at Montpelier property, which no longer receives any government subsidies. As discussed previously, the subsidy agreement covering the Villages at Montpelier Apartments expired in July 1997. In July 1999, marketing proposals were requested from three real estate brokerage firms with a strong background in selling apartment properties. In August 1999, after a review of each company's proposals and their capabilities to sell this property, the Partnership selected one of the firms and negotiated an agreement with them to sell the property. Marketing materials were prepared and comprehensive sale efforts began in early March 2000. A sale of the Partnership's final asset, which management currently expects to complete during the second quarter of calendar year 2000, would be followed by an orderly liquidation of the Partnership. Because a buyer of the Villages at Montpelier property is expected to assume the existing HUD-insured mortgage loan secured by the property, a sale transaction will require formal HUD approval, which could take as long as 90-to-120 days after closing to receive. Accordingly, the final distribution of proceeds from the sale of the Villages at Montpelier property and the formal liquidation of the Partnership may not be completed until the third quarter of 2000. Notwithstanding management's expectations, there are no assurances that the disposition of the remaining asset and a liquidation of the Partnership will be completed within this time frame.

      The average occupancy level at the Villages at Montpelier Apartments was 88% for the year ended December 31, 1999, compared to 94% for the prior year. As previously reported, prior to July 1997, 80% of the apartments at the Villages at Montpelier were rented at market rates while 20% received government subsidies under the Section 8 rental assistance program. With the expiration of the subsidy agreement in July 1997, the property management team began the process of converting the former subsidized units at the property to market rent units during the third quarter of 1997. As expected, the conversion resulted in a decline in occupancy at the property as a number of subsidized tenants vacated the property and their units were prepared to be re-leased. Subsequent to the expiration of the Section 8 contract, the average occupancy level at the property fell to 88% for the third quarter of 1997 but rebounded to 90% for the fourth quarter of 1997 and stabilized by the first quarter of 1998. Cash flow from operations at the Villages at Montpelier is comparable to the previously subsidized level now that the occupancy rate at the property has been stabilized.

      During 1999, the Partnership received distributions totalling $475,000 from all six local limited partnership investments. During 1998 the Partnership received distributions totalling $460,000 from all six local limited partnerships. The amounts received in 1999 and 1998 represent the cash flow available for distribution as of December 31, 1998 and 1997, respectively, as determined by the general partners of the local limited partnerships in accordance with the partnership, financing and regulatory agreements. Total distributions from the Partnership's investments increased in the current year due to increases in distributions from three of the local limited partnership investments. Based on the amounts of the 1998 distribution payments from the local limited partnerships, management believed that there was sufficient cash flow to make a distribution of operating cash flow to the Limited Partners. Accordingly, the Partnership made an annual distribution to the Limited Partners on November 23, 1998 at a rate of 2% on original invested capital. Such distribution totalled approximately $175,000, or $20 per original $1,000 investment. Since the Partnership expects to be liquidated by the third quarter of 2000, no distribution of operating cash flow will be made for 1999. The
Partnership's remaining cash reserves, after the payment of all liquidation-related expenses, will be included in the final liquidating distribution to the Limited Partners.

      At December 31, 1999, the Partnership had available cash and cash equivalents of approximately $449,000, which it intends to use for its working capital requirements and distributions to the partners. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the Partnership's real estate investments and from the proceeds received from the sale or refinancing of the properties owned by the local limited partnerships or from the sale of the Partnership's interests in the local limited partnerships. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
1999 Compared to 1998
---------------------

      For the year ended December 31, 1999, the Partnership reported net income of $156,000, as compared to net income of $138,000 for 1998. This increase in the Partnership's net income was attributable to a $170,000 increase in other income from local limited partnerships and a $65,000 decrease in general and administrative expenses, which were partially offset by a $212,000 decrease in the Partnership's share of local limited partnerships' income. As discussed in the notes to the accompanying financial statements, in accordance with the equity method of accounting the Partnership records distributions received from investments in limited partnerships with carrying values of zero as other income from local limited partnerships. The increase in other income from local limited partnerships is largely due to a $47,000 increase in distributions from the Villages at Montpelier investment and an increase of $134,000 in the portion of the distributions from the Holbrook investment that were classified as other income after that investment reached a zero carrying value in the current year. General and administrative expenses decreased in 1999 mainly due to certain non-recurring professional fees incurred during the prior year for an evaluation of potential disposition strategies for the Partnership's investments and an independent third party valuation of the local limited partnership interests.

      Under the equity method of accounting for limited partnership interests, losses in excess of the investment in individual local limited partnerships are not recognized currently, but rather, are offset against future earnings from such entities. As a result, the Partnership's share of local limited partnerships' operations for the current and prior year represent only the allocable portions of the operations of the Ramblewood and Fawcett's Pond partnerships. The Partnership's share of operations from Fawcett's Pond changed from income of $60,000 for 1998 to a loss of $42,000 for 1999. The unfavorable change in the net operating results of Fawcett's Pond was primarily due to an increase in real estate taxes and property operating expenses. Property operating expenses increased mainly due to an increase in repairs and maintenance expenditures during 1999. The Partnership's share of income from Ramblewood decreased from $149,000 for 1998 to $39,000 for the current year primarily due to an increase in repairs and maintenance expenses. Overall, the combined net operating results of the six local limited partnerships changed from net income of $65,000 for 1998 to a net loss of $199,000 for the current year. This unfavorable change of $264,000 resulted from a $12,000 decrease in rental revenues and a $252,000 increase in total expenses. Combined property rental revenues decreased primarily due to a decrease in the average occupancy level at the Villages at Montpelier Apartments. Total expenses increased mainly due to an increase in repairs and maintenance expenses at five of the six local limited partnerships.

1998 Compared to 1997
---------------------

      For the year ended December 31, 1998, the Partnership reported net income of $138,000, as compared to net income of $43,000 for 1997. This increase in the Partnership's net income was mainly attributable to a $145,000 increase in other income from local limited partnerships and a $25,000 increase in the Partnership's share of local limited partnerships' income, which were partially offset by a $77,000 increase in general and administrative expenses. As discussed in the notes to the financial statements, in accordance with the equity method of accounting the Partnership records distributions received from investments in limited partnerships with carrying values of zero as other income from local limited partnerships. The increase in other income from local limited partnerships was largely due to a $66,000 increase in distributions from the Villages at Montpelier investment and an increase of $64,000 in the portion of the distributions from the Holbrook investment being applied to other income after that investment reached a zero carrying value during 1998.

      Under the equity method of accounting for limited partnership interests, losses in excess of the investment in individual local limited partnerships are not recognized currently, but rather, are offset against future earnings from such entities. As a result, the Partnership's share of local limited partnerships' operations for both 1998 and the prior year represent only the allocable portions of the operations of the Ramblewood and Fawcett's Pond partnerships. The Partnership's share of income from Fawcett's Pond increased by $30,000 for 1998 primarily due to a reduction in mortgage interest expense and property operating expenses. Mortgage interest expense decreased due to the reduction in the mortgage principal balance resulting from scheduled principal repayments. Property operating expenses decreased at Fawcett's Pond due to additional repairs and maintenance expenditures incurred during 1997. The Partnership's share of income from Ramblewood decreased by $5,000 for 1998 primarily due to an increase in real estate taxes which was partially offset by a reduction in repairs and maintenance expenses. Overall, the combined net operating results of the six local limited partnerships changed from a net loss of $34,000 for 1997 to net income of $65,000 for 1998. This favorable change of $99,000 resulted primarily from a $76,000 increase in rental revenues and a $36,000 decrease in combined interest and mortgage insurance expense. Combined property rental revenues increased primarily due to an increase in the rental rates and average occupancy level at the Villages at Montpelier Apartments. Combined interest and mortgage insurance expense decreased mainly due to the reduction in the outstanding principal balances of the partnerships' mortgage loans resulting from the scheduled monthly principal payments.

      General and administrative expenses increased in 1998 mainly due to additional professional fees incurred for an evaluation of potential disposition strategies for the Partnership's investments and an independent third party valuation of the local limited partnership interests performed during 1998.

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

      As discussed further above, the Partnership accounts for its investments in local limited partnerships using the equity method. In accordance with the equity method, the Partnership does not record losses for those limited partnership investments whose equity method basis has been reduced to zero and recognizes future income from these entities only when it exceeds the previously unrecorded losses. Distributions received from investments in limited partnerships whose basis has been reduced to zero are recorded as other income from the local limited partnerships. Other income from the local limited partnerships in 1997 represents distributions from Quaker Meadows, Colonial Farms and Marvin Gardens while the 1996 amount represents distributions from Quaker Meadows, Colonial Farms and Fawcett's Pond. Overall, other income from local limited partnerships increased by $37,000 due to a $40,000 increase in distributions from Quaker Meadows, a $4,000 distribution from Marvin Gardens, which did not make a distribution in 1996, and an $7,000 reduction attributable to Fawcett's Pond. Although the distribution from the Fawcett's Pond partnership remained unchanged from 1996 to 1997, other income from local limited partnerships decreased because the entire distribution from Fawcett's Pond was recorded as a reduction of the equity method carrying value of the investment in 1997. The increase in interest income resulted from an increase in invested cash reserves due to the suspension of the Partnership's quarterly distributions during the fourth quarter of 1996 and an increase in distributions from local limited partnerships in 1997. The increase in general and administrative expenses was mainly due to increases in certain required professional services during 1997.

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

      Government assistance payments may be reduced in the event that a project rents less than 100% of its units eligible for rental subsidies to qualified low income tenants. HUD generally elects to reduce subsidies only in the event that occupancy levels for qualified tenants drop below 95% for a period of two years. Finally, HUD commitments are subject to HUD's appropriation of federal funds sufficient to meet its obligations in any given year. It is possible that certain legislative initiatives and governmental budget negotiations could result in a reduction of funds available for the various HUD-administered housing programs in the future and could also result in new limitations on subsidized rent levels. This in turn could adversely impact the net operating income generated by the Partnership's properties.

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

      Competition. The financial performance of the Partnership's real estate investments will be impacted by the competition from comparable properties in their local market areas. Due to the limited availability of low-income housing programs like the ones that cover five of the Partnership's six investment properties, the competitive pressures faced by these properties are much less than for non-subsidized, market rate facilities. Nonetheless, the occupancy levels achievable at the properties and the rental rates at the non-subsidized property are largely a function of supply and demand in the markets. In many markets across the country, development of new multi-family properties has increased significantly over the past several years. Existing apartment properties in such markets could be expected to experience increased vacancy levels, declines in effective rental rates and, in some cases, declines in estimated market values as a result of the increased competition. There are no assurances that these competitive pressures will not adversely affect the operations and/or market values of the Partnership's investment properties in the future.

      Impact of Local Limited Partnership Structure. The ownership of the Partnership's investments through local limited partnerships could adversely impact the timing of the Partnership's planned disposition of its remaining asset and the amount of proceeds received from such a disposition. It is possible that the general partner of the related local limited partnership could have economic or business interests which are inconsistent with those of the Partnership. Given the limited rights which the Partnership has under the terms of the local limited partnership agreement, any conflict between the partners could result in delays in completing a sale of the operating property and could lead to an impairment in the marketability of the property to third parties for purposes of achieving the highest possible sale price.

      Availability of a Pool of Qualified Buyers. The availability of a pool of qualified and interested buyers for the Partnership's remaining asset is critical to the Partnership's ability to realize the fair market value of such property at the time of its final disposition. Demand by buyers of multi-family apartment properties is affected by many factors, including the size, quality, age, condition and location of the subject property, potential environmental liability concerns, the existing debt structure, the liquidity in the debt and equity markets for asset acquisitions, the general level of market interest rates and the general and local economic climates.

Inflation
---------

      The Partnership completed its sixteenth full year of operations in 1999. To date, the effects of inflation and changes in prices on the Partnership's operating results have not been significant. Since the Partnership expects to be liquidated in calendar year 2000, inflation and changes in prices are also not expected to have a significant impact on the Partnership's future operating results.

Item 7A.  Market Risk Disclosures

      As discussed further in the notes to the accompanying financial statements, the Partnership's financial instruments are limited to cash and cash equivalents. The cash equivalents are invested exclusively in short-term money market instruments. The Partnership does not invest in derivative financial instruments or engage in hedging transactions. In light of these facts, management does not believe that the Partnership's financial instruments have any material exposure to market risk factors.

Item 8.  Financial Statements and Supplementary Data

      The financial statements and supplementary data are included under Item 14 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

                                    PART III
                                    --------

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

      (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                     Date
                                                                    Elected
  Name                         Office                       Age    to Office
  ----                         ------                       ---    ---------

Bruce J. Rubin          President and Director              40      8/22/96
Terrence E. Fancher     Director                            46      10/10/96
Walter V. Arnold        Senior Vice President
                          and Chief Financial Officer       52      10/29/85
Thomas W. Boland        Vice President and Controller       37      12/1/91

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

     Bruce J. Rubin is President and Director of the Managing General Partner. Mr. Rubin was named President and Chief Executive Officer of PWPI in August 1996. Mr. Rubin joined PaineWebber Real Estate Investment Banking in November 1995 as a Senior Vice President. Prior to joining PaineWebber, Mr. Rubin was employed by Kidder, Peabody and served as President for KP Realty Advisers, Inc. Prior to his association with Kidder, Mr. Rubin was a Senior Vice President and Director of Direct Investments at Smith Barney Shearson. Prior thereto, Mr.
Rubin was a First Vice President and a real estate workout specialist at Shearson Lehman Brothers. Prior to joining Shearson Lehman Brothers in 1989, Mr. Rubin practiced law in the Real Estate Group at Willkie Farr &Gallagher. Mr. Rubin is a graduate of Stanford University and Stanford Law School.

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

      Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended December 31, 1999 all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

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

      The Partnership paid distributions to the Unitholders on a quarterly basis at a rate of 2% per annum on original invested capital from June 30, 1994 to September 30, 1996. The Partnership's quarterly distributions were suspended effective for the quarter ended December 31, 1996 due to an unexpected decline in the cash flow distributions from the local limited partnerships in which the Partnership has invested. Subsequent distributions, based on management's assessment of distributable cash, were expected to be made on an annual basis. No distributions were made during 1999 and 1997, and an annual distribution at a rate of 2% on original invested capital was made in 1998. In addition, the Partnership's Units of Limited Partnership Interest are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly, no accurate price information is available for these Units. Therefore, a presentation of historical Unitholder total returns would not be meaningful.

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

      Under the advisory contract, the Adviser has specific management responsibilities, to administer the day-to-day operations of the Partnership and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser earns a basic management fee of .5% of invested assets for these services. Invested assets is the sum of the amount invested by the Partnership in each local limited partnership plus a proportionate interest in the mortgage debt initially incurred by the local limited partnerships. The Adviser earned management fees of $199,000 for the year ended December 31, 1999.

      An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities including the Partnership. Included in general and administrative expenses for the year ended December 31, 1999 is $38,000, representing reimbursements to this affiliate for providing such services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $1,000 (included in general and administrative expenses) for managing the Partnership's cash assets during the year ended December 31, 1999. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

      See Note 3 to the accompanying financial statements of the Partnership for a further discussion of certain relationships and related party transactions.

                                     PART IV
                                     -------

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

   (b) No reports on Form 8-K were filed during the last quarter of 1999. However, a Current Report on Form 8-K dated February 15, 2000 was filed by the Partnership subsequent to year-end to report the sale of the Partnership's interests in five real estate limited partnerships and is hereby incorporated herein by reference.

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

                         PAINE WEBBER/CMJ PROPERTIES, LP
                               LIMITED PARTNERSHIP

                                      By:  PW Shelter Fund, Inc.
                                           ----------------------
                                           Managing General Partner

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


Dated:  March 29, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

By:  /s/ Bruce J. Rubin                Date:  March 29, 2000
     -------------------                      --------------
     Bruce J. Rubin
     Director

By:  /s/ Terrence E. Fancher           Date:  March 29, 2000
     -----------------------                  --------------
     Terrence E. Fancher
     Director


                           ANNUAL REPORT ON FORM 10-K
                                  Item 14(a)(3)

                         PAINE WEBBER/CMJ PROPERTIES, LP

                                INDEX TO EXHIBITS

                                                                        Page Number in the Report
Exhibit No.             Description of Document                         Or Other Reference
-----------             -----------------------                         -------------------------


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


(13)                    Annual Reports to Limited Partners              No Annual Report for the year ended  December 31, 1999
                                                                        has been sent to the Limited Partners. An  Annual
                                                                        Report will  be  sent  to the  Limited Partners
                                                                        subsequent  to  this filing.

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

                           ANNUAL REPORT ON FORM 10-K

                        Item 14(a) (1) and (2) and 14(d)

                         PAINE WEBBER/CMJ PROPERTIES, LP

                          INDEX TO FINANCIAL STATEMENTS
                                                                                        Reference
                                                                                        ---------
Paine Webber/CMJ Properties, LP

   Independent Auditors' Report                                                          F-4

   Balance sheets at December 31, 1999 and 1998                                          F-5

   Statements of operations for the years ended December 31, 1999, 1998 and 1997         F-6

   Statements of changes in partners' capital (deficit) for the years ended
    December 31, 1999, 1998 and 1997                                                     F-7

   Statement of cash flows for the years ended December 31, 1999, 1998 and 1997          F-8

   Notes to financial statements                                                         F-9

Fawcett's Pond Apartments Company

   Independent Auditors' Report                                                          F-21

   Balance sheets at December 31, 1999 and 1998                                          F-22

   Statements of operations for the years ended December 31, 1999, 1998 and 1997         F-23

   Statements of partners' deficit for the years ended December 31, 1999,
    1998 and 1997                                                                        F-24

   Statements of cash flows for the years ended December 31, 1999, 1998 and 1997         F-25

   Notes to financial statements                                                         F-27

Quaker Meadows Apartments Company

   Independent Auditors' Report                                                          F-31

   Balance sheets at December 31, 1999 and 1998                                          F-32

   Statements of operations for the years ended December 31, 1999, 1998 and 1997         F-33

   Statements of partners' deficit for the years ended  December 31, 1999, 1998
    and 1997                                                                             F-34

   Statements of cash flows for the years ended December 31, 1999, 1998 and 1997         F-35

   Notes to financial statements                                                         F-37

South Laurel Apartments Limited Partnership

   Independent Auditors' Report                                                          F-41

   Balance sheets at December 31, 1999 and 1998                                          F-42

   Statements of operations for the years ended December 31, 1999, 1998 and 1997         F-43

   Statements of partners' deficit for the years ended December 31, 1999, 1998
    and 1997                                                                             F-44

   Statements of cash flows for the years ended December 31, 1999, 1998 and 1997         F-45

   Notes to financial statements                                                         F-47

Marvin Gardens Associates

   Independent Auditors' Report                                                          F-51

   Balance sheets at December 31, 1999 and 1998                                          F-52

   Statements of operations for the years ended December 31, 1999, 1998 and 1997         F-53

   Statements of partners'  deficit for the years ended  December 31, 1999,  1998
    and 1997                                                                             F-54

   Statements of cash flows for the years ended December 31, 1999, 1998 and 1997         F-55

   Notes to financial statements                                                         F-57


                         PAINE WEBBER/CMJ PROPERTIES, LP

                    INDEX TO FINANCIAL STATEMENTS - continued

                                                                                      Reference
                                                                                      ---------
Colonial Farms, Ltd.

   Independent Auditors' Report                                                          F-61

   Balance sheets at December 31, 1999 and 1998                                          F-62

   Statements  of  operations  for the years ended  December 31,  1999,  1998 and
    1997                                                                                 F-63

   Statements of partners'  deficit for the years ended  December 31, 1999,  1998
    and 1997                                                                             F-64

   Statements of cash flows for the years ended December 31, 1999, 1998 and 1997         F-65

   Notes to financial statements                                                         F-67

Holbrook Apartments Company

   Independent Auditors' Report                                                          F-71

   Balance sheets at December 31, 1999 and 1998                                          F-72

   Statements of operations for the years ended December 31, 1999, 1998 and 1997         F-73

   Statements of partners'  deficit for the years ended  December 31, 1999,  1998
    and 1997                                                                             F-74

   Statements of cash flows for the years ended December 31, 1999, 1998 and 1997         F-75

   Notes to financial statements                                                         F-77



All  schedules  have  been  omitted  since  the  required   information  is  not
applicable,  or because the  information  required is included in the  financial statements, including the notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Partners of
Paine Webber/CMJ Properties, LP

      We have audited the accompanying balance sheets of Paine Webber/CMJ Properties, LP (a Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paine Webber/CMJ Properties, LP at December 31, 1999 and 1998, and the results of its operations, changes in partners' capital (deficit), and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

                               /s/ Reznick Fedder & Silverman
                                   --------------------------
                                   REZNICK FEDDER & SILVERMAN

Baltimore, Maryland
March 1, 2000

                         PAINE WEBBER/CMJ PROPERTIES, LP

                                 BALANCE SHEETS

                           December 31, 1999 and 1998
                     (In thousands, except per Unit amounts)

                                     ASSETS

                                                           1999        1998
                                                           ----        ----

Investments in local limited partnerships,
   at equity                                             $      -    $     42
Cash and cash equivalents                                     449         341
                                                         --------    --------
                                                         $    449    $    383
                                                         ========    ========



                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accrued expenses and accounts payable                    $     27    $     18
Accounts payable - affiliates                                   -          99
                                                         --------    --------
                                                               27         117

Partners' capital (deficit):
  General Partners:
   Capital contributions                                        1           1
   Cumulative net losses                                      (66)        (68)
   Cumulative distributions                                    (7)         (7)

  Limited Partners ($1,000 per Unit;
   15,000 Units authorized; 8,746 Units
   issued and outstanding):

   Capital contributions, net of offering costs             7,679       7,679
   Cumulative net losses                                   (6,573)     (6,727)
   Cumulative distributions                                  (612)       (612)
                                                         --------    --------
      Total partners' capital                                 422         266
                                                         --------    --------
                                                         $    449    $    383
                                                         ========    ========















   The accompanying notes are an integral part of these financial statements.

                         PAINE WEBBER/CMJ PROPERTIES, LP

                            STATEMENTS OF OPERATIONS
              For the years ended December 31, 1999, 1998 and 1997
                     (In thousands, except per Unit amounts)

                                                   1999        1998       1997
                                                   ----        ----       ----

Revenues:
   Interest income                               $   23      $   28     $   26
   Other income from local
     limited partnerships                           436         266        121
                                                 ------      ------     ------
                                                    459         294        147

Expenses:
   Management fees                                  199         199        199
   General and administrative                       101         166         89
                                                 ------      ------     ------
                                                    300         365        288
                                                 ------      ------     ------
Operating income (loss)                             159         (71)      (141)

Partnership's share of local limited
  partnerships' income (loss)                       (3)         209        184
                                                 ------      ------     ------

Net income                                       $  156      $  138     $   43
                                                 ======      ======     ======


Net income per Limited Partnership Unit          $17.57      $15.58     $ 4.85
                                                 ======      ======     ======
Cash distributions per Limited
  Partnership Unit                               $    -      $20.00     $    -
                                                 ======      ======     ======



   The above net income and cash distributions per Limited Partnership Unit are based upon the 8,746 Limited Partnership Units outstanding during each year.






The accompanying notes are an integral part of these financial statements.

                         PAINE WEBBER/CMJ PROPERTIES, LP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the years ended December 31, 1999, 1998 and 1997
                                 (In thousands)

                                         General       Limited
                                         Partners      Partners       Totals
                                         --------      --------       ------

Balance at December 31, 1996            $   (74)       $   336        $   262

Net income                                    1             42             43
                                        -------        -------        -------

Balance at December 31, 1997                (73)           378            305

Cash distributions                           (2)          (175)          (177)

Net income                                    1            137            138
                                        -------        -------        -------

Balance at December 31, 1998                (74)           340            266

Net income                                    2            154            156
                                        -------        -------        -------

Balance at December 31, 1999            $   (72)       $   494        $   422
                                        =======        =======        =======




















   The accompanying notes are an integral part of these financial statements.

                         PAINE WEBBER/CMJ PROPERTIES, LP

                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1999, 1998 and 1997
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                1999         1998        1997
                                                ----         ----        ----

Cash flows from operating activities:
  Net income                                   $  156      $   138      $   43
  Adjustments to reconcile net income
   to net cash used in operating activities:
   Other income from local limited
      partnerships                               (436)        (266)       (121)
   Partnership's share of local limited
      partnerships' income (loss)                   3         (209)       (184)
   Changes in assets and liabilities:
     Accrued expenses and accounts payable          9            2          (5)
     Accounts payable - affiliates                (99)        (100)         67
                                               ------       ------      ------
        Total adjustments                        (523)        (573)       (243)
                                               ------       ------      ------
        Net cash used in operating
          activities                             (367)        (435)       (200)
                                               ------       ------      ------

Cash flows from investing activities:
   Distributions from local limited
     partnerships                                 475          460         370
                                               ------       ------      ------
        Net cash provided by investing
          activities                              475          460         370
                                               ------       ------      ------

Cash flows from financing activities:
   Distributions to partners                        -         (177)          -
                                               ------       ------      ------
        Net cash used in financing
          activities                                -         (177)          -
                                               ------       ------      ------

Net increase (decrease) in cash and
  cash equivalents                                108         (152)        170

Cash and cash equivalents,
  beginning of year                               341          493         323
                                               ------       ------      ------

Cash and cash equivalents, end of year         $  449       $  341      $  493
                                               ======       ======      ======

















   The accompanying notes are an integral part of these financial statements.

                         PAINE WEBBER/CMJ PROPERTIES, LP
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999


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

      The Partnership has generated tax losses since inception. However, the benefits of such losses to investors have been significantly reduced by changes in federal income tax law subsequent to the organization of the Partnership. As of December 31, 1999, the Partnership retained an ownership interest in all six of its original operating investment properties. As of December 31, 1999, all of the properties were generating sufficient cash flow from operations after covering their operating expenses and debt service payments, and all of the properties were generating excess cash flow, a portion of which was being distributed to the Partnership on an annual basis in accordance with the respective regulatory and limited partnership agreements. Due to improvements in cash flow and the strong operating performances of the investment properties, management had instituted a program of regular quarterly distributions in 1994 at an annual rate of 2% on original invested capital. Effective for the fourth quarter of 1996, due to an unexpected decline in the level of cash flow distributions from the local limited partnerships, distributions to the partners were suspended. Based on an increase in the level of the cash flow distribution from the operating investment properties, an annual distribution totalling approximately $175,000, or $20 per original $1,000 investment, was made to the Limited Partners in 1998. No distributions were paid in 1999 or 1997.

      The Partnership has been pursuing potential disposition strategies for the six investments in its portfolio. As discussed further in Note 4, during 1998 the Partnership initiated the formal process prescribed in the local limited partnership agreements for liquidating the Partnership's interests in the local limited partnerships. On February 15, 2000, the Partnership sold its interests in five of the six real estate limited partnerships that it held: Holbrook Apartments Company, which owns the Ramblewood Apartments in Holbrook, Massachusetts; Fawcett's Pond Apartment Company, which owns the Village at Fawcett's Pond Apartments in Hyannis, Massachusetts; Quaker Meadows Apartment Company, which owns the Quaker Court Apartments and The Meadows Apartments in Lynn, Massachusetts; Marvin Gardens Associates, which owns the Marvin Gardens Apartments in Cotati, California; and Colonial Farms Ltd., which owns the Colonial Farms Apartments in Modesto, California. The limited partnership interests were sold for total consideration of $2,750,000 to affiliates of the operating general partners of the local limited partnerships. The sales closed into escrow on February 15, 2000 pending the receipt of the required regulatory approvals from the various lenders and state and federal housing agencies that subsidize the related residential apartment properties. The sale proceeds were to be released to the Partnership upon the receipt of all of the required regulatory approvals, but in no event later than March 31, 2000. On March 1, 2000, the affiliated buyers agreed to the release of the escrowed funds to the Partnership and indemnified the Partnership for any approvals not yet received. A special distribution of the net proceeds from these sale transactions will be made to the Limited Partners on or before March 31, 2000.

      As previously reported, as a limited partner of the local limited partnerships, the Partnership does not control property disposition decisions. The partnership agreements state that the limited partner may cause the sale of the assets of the local limited partnerships subsequent to June 30, 1995, but not earlier than one year after it has given written notice to the operating general partner of its intent to cause such sale, and only if, during such one-year period, the operating general partner does not cause the sale of such assets. If the operating general partner has not caused the assets of the partnership to be sold within such one-year period, the limited partner may cause such sale, but only after it has offered to sell such assets to the operating general partner, and either the operating general partner does not accept such offer within 90 days of receiving it, or the operating general partner does not complete the sale in accordance with such offer after accepting the terms. In October 1998, the Partnership gave the written notice described above to the operating general partner of all six local limited partnerships after meeting with representatives of the operating general partner to discuss the Partnership's desire to liquidate its investments in the near term. With regard to the five properties that were still receiving government subsidies, the associated distributable cash flow restrictions, substantial capital reserve requirements and regulatory reporting obligations, which are characteristic of all subsidized low-income housing properties, significantly limited the pool of potential buyers for these real estate assets. Furthermore, the uncertainty regarding potential future reductions in the level of federal government assistance for these programs further restricted the properties' marketability. Consequently, a negotiated sale of the Partnership's interests in these properties to the operating general partners, which receive management fee revenues from the properties through an affiliated management company, was deemed to be in the best interests of the Limited Partners.

      Notwithstanding the restrictions on the Partnership's ability to cause a sale of the properties, the Partnership and the operating general partner of the Villages at Montpelier limited partnership reached an informal agreement during the third quarter of 1999 to initiate a joint marketing effort for the sale of the Villages at Montpelier property, which no longer receives any government subsidies. In July, marketing proposals were requested from three real estate brokerage firms with a strong background in selling apartment properties. In August, after a review of each company's proposals and their capabilities to sell this property, the Partnership selected one of the firms and negotiated an agreement with them to sell the property. Marketing materials were prepared and comprehensive sale efforts began in early March 2000. The Partnership's success in meeting its capital preservation objective will depend upon the proceeds received from the sale of this final asset, which cannot presently be determined. Based on management's estimate of the current fair market value of the Villages at Montpelier property, it appears unlikely at this time that the Partnership will realize any potential capital appreciation on its portfolio of investments taken as a whole. A sale of the Partnership's final asset, which management currently expects to complete during the second quarter of calendar year 2000, would be followed by an orderly liquidation of the Partnership. Because a buyer of the Villages at Montpelier property is expected to assume the existing HUD-insured mortgage loan secured by the property, a sale transaction will require formal HUD approval, which could take as long as 90-to-120 days after closing to receive. Accordingly, the final distribution of proceeds from the sale of the Villages at Montpelier property and the formal liquidation of the Partnership may not be completed until the third quarter of 2000. Notwithstanding management's expectations, there are no assurances that the disposition of the remaining asset and a liquidation of the Partnership will be completed within this time frame.

2.  Use of Estimates and Summary of Significant Accounting Policies
    ---------------------------------------------------------------

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1999 and 1998 and revenues and expenses for each of the three years in the period ended December 31, 1999. Actual results could differ from the estimates and assumptions used.

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

      For purposes of reporting cash flows, cash and cash equivalents include all highly liquid investments with original maturities of 90 days or less when acquired. The Partnership's cash reserves are invested in financial instruments which potentially subject the Partnership to concentrations of credit risk. The Partnership currently invests primarily in investment-grade rated commercial paper with overnight maturities. Management believes that no significant concentration of credit risk exists with respect to these cash investments as of December 31, 1999. The carrying amount of cash and cash equivalents approximates their fair value as of December 31, 1999 due to the short-term maturities of these instruments.

      No provision for income taxes has been made, as the liability for such taxes is that of the partners rather than the Partnership. The cumulative difference between the book basis and tax basis of the Partnership's investment in local limited partnerships is approximately $18,160,000 as of December 31, 1999 due to the losses on investments recognized on the tax basis in excess of the book basis.

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

      Distributable cash, as defined, if any, for each fiscal year shall be distributed annually in the ratio of 99% to the Limited Partners and 1% to the General Partners. In accordance with the Partnership Agreement, sale or refinancing proceeds are to be distributed first, 100% to the Limited Partners until the Limited Partners have received an amount equal to their Adjusted Capital Contributions. Then a real estate brokerage commission is payable to the Partnership's Adviser. In connection with the sale of each property, the Adviser is entitled to receive a real estate brokerage commission in an amount equal to the lower of 1% of the selling prices of the properties in the portfolio or 50% of the standard real estate brokerage commission that would be charged by unaffiliated third parties providing comparable services in the areas where the property is located. Any remaining sale or refinancing proceeds would be distributed 85% to the Limited Partners and 15% to the General Partners.

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

      Under the advisory contract, the Adviser has specific management responsibilities, to administer the day-to-day operations of the Partnership and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser earns a basic management fee of .5% of invested assets for these services. Invested assets is the sum of the amount invested by the Partnership in each local limited partnership plus a proportionate interest in the mortgage debt initially incurred by the local limited partnerships. The Adviser earned management fees of $199,000 for each of the three years ended December 31, 1999, 1998 and 1997. Accounts payable - affiliates at December 31, 1998 consisted of management fees of $99,000 payable to the Adviser.

      Included in general and administrative expenses for the years ended December 31, 1999, 1998 and 1997 is $38,000, $37,000 and $35,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins"), an affiliate of the Managing General Partner, for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $1,000, $2,000 and $2,000, (included in general and administrative expenses) for managing the Partnership's cash assets during the years ended December 31, 1999, 1998 and 1997, respectively.

4.  Local Limited Partnerships
    --------------------------

      As of December 31, 1999, the Partnership had investments in six local limited partnerships. These local limited partnerships are accounted for on the equity method in the Partnership's financial statements. Condensed combined financial statements of these local limited partnerships follow:

                        Condensed Combined Balance Sheets
                        ---------------------------------
                           December 31, 1999 and 1998
                                 (In thousands)

                                     Assets
                                     ------
                                                            1999        1998
                                                            ----        ----

     Current assets                                      $  2,009    $  1,800
     Restricted deposits and funded reserves                1,991       2,127
     Operating investment property, net                    22,352      23,441
     Other assets                                             921         963
                                                         --------    --------
                                                         $ 27,273    $ 28,331
                                                         ========    ========
                             Liabilities and Capital
                             -----------------------

     Current liabilities and tenant
       security deposits                                 $  1,642    $  1,280
     Due to general partner                                 2,509       2,509
     Long-term mortgage debt, less current portion         30,986      31,663
     Partnership's share of combined partners'
       deficit accounts                                    (4,582)     (3,919)
     Local partners' shares of combined  partners'
        deficit accounts                                   (3,282)     (3,202)
                                                         --------    --------
                                                         $ 27,273    $ 28,331
                                                         ========    ========

                    Condensed Combined Summary of Operations
              For the years ended December 31, 1999, 1998 and 1997
                                 (In thousands)

                                             1999          1998         1997
                                             ----          ----         ----
     Rental revenues, including
        government subsidies               $ 9,850      $ 10,039     $  9,963
     Other income                              291           114          130
                                           -------      --------     --------
                                            10,141        10,153       10,093

     Property operating expenses             6,217         5,847        5,834
     Interest expense and mortgage
        insurance                            2,815         2,868        2,904
     Depreciation and amortization           1,308         1,373        1,389
                                           -------      --------     --------
                                            10,340        10,088       10,127
                                           -------      --------     --------
     Net income (loss)                     $  (199)     $     65     $    (34)
                                           =======      ========     ========

     Net income (loss):
       Partnership's share of
         operations                        $  (188)     $     52     $    (37)
       Local partners' share of
         operations                            (11)           13            3
                                           -------      --------     --------
                                           $  (199)     $     65     $    (34)
                                           =======      ========     ========

              Reconciliation of Partnership's Share of Operations
                                 (In thousands)

                                             1999          1998         1997
                                             ----          ----         ----
     Partnership's share of
       operations, as shown above          $  (188)     $     52     $    (37)
     Losses in excess of basis not
       recognized by Partnership               185           157          221
     Income offset with prior year
       unrecognized losses                       -             -            -
                                           -------      --------     --------
     Partnership's share of local
       limited partnerships' income
       (loss)                              $    (3)     $    209     $    184
                                           =======      ========     ========

                  Reconciliation of Partnership's Investments
                                (In thousands)

                                                           1999         1998
                                                           ----         ----
     Partnership's share of combined partners'
       deficit accounts, as shown above                 $ (4,582)    $ (3,919)
     Accumulated losses in excess of basis
       not recognized by Partnership                       2,666        2,481
     Cumulative distributions in excess
       of investment basis                                 1,901        1,465
     Excess basis in local limited partnerships               15           15
                                                        --------     --------
     Investments in local limited
       partnerships, at equity                          $      -     $     42
                                                        ========     ========

      "Investments in local limited partnerships, at equity" is the Partnership's net investment in the local limited partnerships. These local limited partnerships are subject to regulatory agreements and partnership agreements which determine the distribution of available funds, the disposition of the limited partnership's assets and the rights of the partners, regardless of the Partnership's percentage ownership interest in the local limited partnership. As a limited partner of the local limited partnerships, the Partnership does not control property disposition decisions. The partnership agreements state that the limited partner may cause the sale of the assets of the local limited partnerships subsequent to June 30, 1995, but not earlier than one year after it has given written notice to the operating general partner of its intent to cause such sale, and only if, during such one year period, the operating general partner does not cause the sale of such assets. If the operating general partner has not caused the assets of the partnership to be sold within such one year period the limited partner may cause such sale, but only after it has offered to sell such assets to the operating general partner, and either the operating general partner does not accept such offer within 90 days of receiving it, or the operating general partner does not complete the sale in accordance with such offer after accepting the terms. In October 1998, the Partnership gave the written notice described above to the operating general partner of all six local limited partnerships after meeting with representatives of the operating general partner to discuss the Partnership's desire to liquidate its investments in the near term. With regard to the five properties that were still receiving government subsidies, the associated distributable cash flow restrictions, substantial capital reserve requirements and regulatory reporting obligations, which are characteristic of all subsidized low-income housing properties, significantly limited the pool of potential buyers for these real estate assets. Furthermore, the uncertainty regarding potential future reductions in the level of federal government assistance for these programs further restricted the properties' marketability. Consequently, a negotiated sale of the Partnership's interests in these properties to the operating general partners, which receive management fee revenues from the properties through an affiliated management company, was deemed to be in the best interests of the Limited Partners. As discussed further below and in Note 1, on February 15, 2000 the Partnership sold its interests in five of the six real estate limited partnerships for total consideration of $2,750,000 to affiliates of the operating general partners of the local limited partnerships. Subsequent to the sale of these five local limited partnership interests, the Partnership and the local general partner of the sixth and final local limited partnership began a joint marketing effort for the sale of the Villages at Montpelier Apartments. A sale of the Partnership's final asset, which management currently expects to complete during the second quarter of calendar year 2000, would be followed by an orderly liquidation of the Partnership.

      "Investments in local limited partnerships, at equity" on the balance sheets is comprised of the following local limited partnership investments, at the balances indicated (in thousands):

                                                     1999              1998
                                                     ----              ----

     Fawcett's Pond Apartments Company              $    -            $    42
     Quaker Meadows Apartments Company                   -                  -
     South Laurel Apartments Limited Partnership         -                  -
     Marvin Gardens Associates                           -                  -
     Colonial Farms Ltd.                                 -                  -
     Holbrook Apartments Company                         -                  -
                                                    ------            -------
       Investments in local limited
         partnerships, at equity                    $    -            $    42
                                                    ======            =======

      The Partnership received cash distributions from the limited partnerships as set forth below (in thousands):

                                              1999        1998          1997
                                              ----        ----          ----

     Fawcett's Pond Apartments Company     $    24      $    24       $    24
     Quaker Meadows Apartments Company          63           99            90
     South Laurel Apartments Limited
       Partnership                             113           66             -
     Marvin Gardens Associates                  16           11             4
     Colonial Farms Ltd.                        22           26            27
     Holbrook Apartments Company               237          234           225
                                           -------      -------       -------
                                           $   475      $   460       $   370
                                           =======      =======       =======

      The investments in Fawcett's Pond Apartments Company, Quaker Meadows Apartments Company, South Laurel Apartments Limited Partnership, Marvin Gardens Associates and Colonial Farms Ltd. at December 31, 1999 do not reflect accumulated losses therefrom of $66,000, $1,323,000, $902,000, $199,000 and
$176,000, respectively, because the equity method carrying values of such investments have been reduced to zero. Future income from these entities will not be recorded until it exceeds the previously unrecognized accumulated losses.

      A description of the local limited partnership properties and the terms of the local limited partnership agreements is summarized below:

     a)  Village at Fawcett's Pond - Hyannis, Massachusetts
         --------------------------------------------------

      On June 30, 1983, the Partnership acquired a 95% limited partnership interest in Fawcett's Pond Apartments Company, an existing Massachusetts limited partnership ("Fawcett's Pond") that owns and operates a 100-unit housing project in Hyannis, Massachusetts. The Federal Housing Administration (FHA) contracted with the limited partnership under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the limited partnership on behalf of qualified tenants. The agreement expires August 19, 2002. Total rent subsidies received by the limited partnership during 1999, 1998 and 1997 were $743,000, $749,000 and $752,000, respectively. Such amounts comprised approximately 76%, 77% and 76%, respectively, of the limited partnership's total revenues for such years.

      The aggregate investment by the Partnership for the 95% interest was $879,606, comprised of cash and notes payable to the seller (including an acquisition fee of $63,025 payable to the Adviser of the Partnership). The Partnership's interest was held subject to a permanent nonrecourse mortgage loan due April 1, 2024 from the Government National Mortgage Association (GNMA) with an outstanding balance at December 31, 1999 of approximately $4,122,000, payable in monthly installments of $30,746 including principal and interest at 7.5%.

      On February 15, 2000, the Partnership sold its interest in Fawcett's Pond to an affiliate of the operating general partner of the local limited partnership for net consideration of $82,545. The sale closed into escrow on February 15, 2000 pending the receipt of the required regulatory approvals from the mortgage lender and state and federal housing agencies that subsidize the related residential apartment property. The sale proceeds were to be released to the Partnership upon the receipt of all of the required regulatory approvals, but in no event later than March 31, 2000. On March 1, 2000, the affiliated buyer agreed to the release of the escrowed funds to the Partnership and indemnified the Partnership for any approvals not yet received. As a result of this transaction, the Partnership no longer has any interest in the Village at Fawcett's Pond Apartments.

      The partnership agreement generally provided that the Partnership would receive 95% of annual distributable cash flow payable annually and that the local partners were entitled to receive 5% of annual distributable cash flow. Cash distributions and incentive management fees were limited by agreements between the limited partnership and HUD to 6% of the initial equity investment.

      The agreement also provided that taxable income and tax loss in each year were to be allocated, generally, in the same proportion as cash flow was distributed in that year.

      The local limited partnership entered into a property management contract with an affiliate of the local general partners. The management fee is 5% of gross receipts. An incentive management fee is also paid on an annual basis in the event that the property's cash flow exceeds certain target amounts. Incentive management fees of $6,000 were paid to an affiliate of the local general partners for each of the three years in the period ended December 31, 1999.

      b)  Quaker Court and The Meadows - Lynn, Massachusetts
          --------------------------------------------------

     On June 30, 1983, the Partnership acquired a 95% limited partnership interest in Quaker Meadows Apartments Company, an existing Massachusetts limited partnership ("Quaker Meadows") that owns and operates two apartment complexes in Lynn, Massachusetts. There are a total of 104 apartment units in the two complexes. FHA contracted with the limited partnership under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the limited partnership on behalf of qualified tenants. The agreement expires in May 2002 and has two five-year renewal options. Total rent subsidies received by the limited partnership during 1999, 1998 and 1997 were $1,351,000, $1,310,000 and $1,313,000, respectively. Such amounts comprised approximately 81%, 81% and 81% of the limited partnership's total revenues in each of such years.

      The aggregate investment by the Partnership for the 95% interest was $1,358,925 (including an acquisition fee of $104,525 paid to the Adviser of the Partnership). The Partnership's interest was held subject to a permanent nonrecourse mortgage loan payable to the Massachusetts Housing Finance Agency
(MHFA). The mortgage loan is due September 1, 2013 with an outstanding balance at December 31, 1999 of approximately $4,840,000, payable in monthly installments of $62,930 including principal and interest at 12.5%.

      On February 15, 2000, the Partnership sold its interest in Quaker Meadows to an affiliate of the operating general partner of the local limited partnership for net consideration of $803,969. The sale closed into escrow on February 15, 2000 pending the receipt of the required regulatory approvals from the mortgage lender and state and federal housing agencies that subsidize the related residential apartment property. The sale proceeds were to be released to the Partnership upon the receipt of all of the required regulatory approvals, but in no event later than March 31, 2000. On March 1, 2000, the affiliated buyer agreed to the release of the escrowed funds to the Partnership and indemnified the Partnership for any approvals not yet received. As a result of this transaction, the Partnership no longer has any interest in the Quaker Court and The Meadows Apartments.

      The restated partnership agreement generally provided that the Partnership would receive 95% of annual distributable cash flow payable annually and that the local partners would be entitled to receive 5% of annual distributable cash flow. Cash distributions were limited by agreements between the limited partnership and MHFA to the extent funds available for distribution as defined by MHFA.

      The agreement also provided that taxable income and tax loss in each year would be allocated, generally, in the same proportion as cash flow was distributed in that year.

      The local limited partnership entered into a property management contract with an affiliate of the local general partners. The management fee is 4% of gross receipts. An incentive management fee is also paid on an annual basis in the event that the property's cash flow exceeds certain target amounts. Incentive management fees of $42,000, $77,000 and $69,000 were paid to an affiliate of the local general partners for the years ended December 31, 1999, 1998 and 1997, respectively.

      c)  Villages at Montpelier - Laurel, Maryland
          -----------------------------------------

      On June 30, 1983, the Partnership acquired an 85% limited partnership interest in South Laurel Apartments Limited Partnership, an existing Maryland limited partnership ("South Laurel"), that owns and operates a 520-unit housing project in Laurel, Maryland. FHA contracted with the limited partnership under
Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the limited partnership on behalf of qualified tenants for 20% of the rental units. The subsidy agreement expired on July 31, 1997, and management did not apply for an extension of the agreement. The units previously designated as low-income units have been re-leased at market rates which has kept the total revenues of the local limited partnership relatively unchanged from the previously subsidized level. Total rent subsidy received by the limited partnership during 1997 was $506,000. Such amount comprised approximately 12% of the limited partnership's total revenue for that year.

      The aggregate investment by the Partnership for the 85% interest was $2,446,135 (including an acquisition fee of $186,725 paid to the Adviser of the Partnership). The Partnership's interest is held subject to a permanent nonrecourse mortgage loan due December 1, 2023 with an outstanding balance at December 31, 1999 of approximately $11,525,000, payable to GNMA in monthly installments of $86,395 including principal and interest at 7.5%.

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

      The local limited partnership entered into a property management contract with an affiliate of the local general partners. The management fee is 5.25% of gross receipts. An incentive management fee will also be paid on an annual basis in the event that the property's cash flow exceeds certain target amounts. Incentive management fees of $40,000 and $3,000 were paid to an affiliate of the local general partners for 1999 and 1998, respectively. No incentive management fees were earned for the year ended December 31, 1997.

      d)  Marvin Gardens Apartments, Cotati, California
          ---------------------------------------------

      On July 29, 1983, the Partnership acquired a 95% limited partnership interest in Marvin Gardens Associates, an existing California limited partnership ("Marvin Gardens") that owns a 37-unit apartment complex project in Cotati, California. The apartment complex operates under Section 8 of the National Housing Act and, therefore, receives monthly rental subsidies from the Federal Department of Housing and Urban Development (HUD). The agreement expires in July 2003 and has two five-year renewal options. Total rent subsidies received by the limited partnership during 1999, 1998 and 1997 were $313,000, $309,000 and $329,000, respectively. Such amounts comprised approximately 75%, 74% and 77%, respectively, of the limited partnership's total revenues for such years.

      The aggregate investment by the Partnership for the 95% interest was $379,581 (including an acquisition fee of $27,800 paid to the Adviser of the Partnership). The Partnership's interest was acquired subject to a permanent nonrecourse mortgage loan due June 1, 2013 with an outstanding balance at December 31, 1999 of approximately $1,500,000, payable to the California Housing Finance Agency (CHFA) in monthly installments of $15,310, including principal and interest at 8.15%.

      On February 15, 2000, the Partnership sold its interest in Marvin Gardens to an affiliate of the operating general partner of the local limited partnership for net consideration of $254,420. The sale closed into escrow on February 15, 2000 pending the receipt of the required regulatory approvals from the mortgage lender and state and federal housing agencies that subsidize the related residential apartment property. The sale proceeds were to be released to the Partnership upon the receipt of all of the required regulatory approvals, but in no event later than March 31, 2000. On March 1, 2000, the affiliated buyer agreed to the release of the escrowed funds to the Partnership and indemnified the Partnership for any approvals not yet received. As a result of this transaction, the Partnership no longer has any interest in the Marvin Gardens Apartments.

      The restated partnership agreement generally provided that the Partnership would receive 95% of annual distributable cash flow payable annually and that the local partners would be entitled to receive 5% of annual distributable cash flow. Cash distributions were limited by agreements between the limited partnership and CHFA to $20,151 per year to the extent of surplus cash and stated equity, as defined by CHFA. Undistributed amounts were cumulative and could be distributed in subsequent years if future operations provided surplus cash in excess of current requirements.

      The agreement also provided that taxable income and tax loss in each year would be allocated, generally, in the same proportion as cash flow was distributed in that year.

      The local limited partnership entered into a property management contract with an affiliate of the local general partners who in turn hired an unaffiliated management agent to provide management services on their behalf. An incentive management fee is also paid on an annual basis in the event that the property's cash flow exceeds certain target amounts. Incentive management fees of $5,000 and $1,000 were paid to an affiliate of the local general partners for the years ended December 31, 1999 and 1998, respectively. No incentive management fees were earned for the year ended December 31, 1997.

      e)  Colonial Farms - Modesto, California
          ------------------------------------

      On July 29,  1983,  the  Partnership  acquired a 95%  limited  partnership interest in  Colonial  Farms Ltd. an  existing  California  limited  partnership
("Colonial   Farms")  that  owns  a  100-unit   apartment  project  in  Modesto,
California. The apartment complex operates under Section 8 of the National Housing Act and, therefore, receives monthly rental subsidies from the Federal Department of Housing and Urban Development (HUD). The agreement expires in July 2002 and has two five-year renewal options. Total rent subsidies received by the limited partnership during 1999, 1998 and 1997 were $561,000, $531,000 and $579,000, respectively. Such amounts comprised approximately 69%, 65% and 71%, respectively, of the limited partnership's total revenues for such years.

      The aggregate investment by the Partnership for the 95% interest was $623,351 (including an acquisition fee of $48,125 paid to the Adviser to the Partnership). The Partnership's interest was held subject to a permanent nonrecourse mortgage loan due June 1, 2013 with an outstanding balance at December 31, 1999 of approximately $2,537,000, payable to CHFA in monthly installments of $27,411, including principal and interest at 9.15%

      On February 15, 2000, the Partnership sold its interest in Colonial Farms to an affiliate of the operating general partner of the local limited partnership for net consideration of $387,849. The sale closed into escrow on February 15, 2000 pending the receipt of the required regulatory approvals from the mortgage lender and state and federal housing agencies that subsidize the related residential apartment property. The sale proceeds were to be released to the Partnership upon the receipt of all of the required regulatory approvals, but in no event later than March 31, 2000. On March 1, 2000, the affiliated buyer agreed to the release of the escrowed funds to the Partnership and indemnified the Partnership for any approvals not yet received. As a result of this transaction, the Partnership no longer has any interest in the Colonial Farms Apartments.

      The restated partnership agreement generally provided that the Partnership would receive 95% of annual distributable cash flow payable annually and that the local partners would be entitled to receive 5% of annual distributable cash flow. Cash distributions were limited by agreements between the limited partnership and CHFA to $35,299 per year to the extent of surplus cash and stated equity, as defined by CHFA. Undistributed amounts were cumulative and could be distributed in subsequent years if future operations provided surplus cash in excess of current requirements.

      The agreement also provided that taxable income and tax loss in each year would be allocated, generally, in the same proportion as cash flow was distributed in that year.

      The local limited partnership entered into a property management contract with an affiliate of the local general partners who in turn hired an unaffiliated management agent to provide management services on their behalf. An incentive management fee is also paid to the affiliate of the local general partners on an annual basis in the event that the property's cash flow exceeds certain target amounts. Incentive management fees of $7,000 were paid to an affiliate of the local general partners for each of the three years in the period ended December 31, 1999.

      f)  Ramblewood Apartments - Holbrook, Massachusetts
          -----------------------------------------------

      On August 30, 1983, the Partnership acquired an 85% limited partnership interest in Holbrook Apartments Company, an existing Massachusetts limited partnership ("Holbrook Apartments") that owns and operates a 170-unit housing project in Holbrook, Massachusetts. FHA contracted with the limited partnership under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the limited partnership on behalf of qualified tenants. The agreement expires July 1, 2001. Total rent subsidies received by the limited partnership during 1999, 1998 and 1997 were $1,570,000, $1,574,000 and $1,565,000, respectively. Such amounts comprised approximately 75%, 75% and 74% respectively, of the limited partnership's total revenues for such years.

      The aggregate investment by the Partnership for the 85% interest was $1,250,583, (including an acquisition fee of $94,500 paid to the Adviser of the Partnership). The Partnership's interest was acquired subject to a nonrecourse first mortgage loan due February 1, 2023 with an outstanding balance at December 31, 1999 of approximately $7,139,000, payable to GNMA in monthly installments of $54,207 including principal and interest at 7.5%.

      On February 15, 2000, the Partnership sold its interest in Holbrook Apartments to an affiliate of the operating general partner of the local limited partnership for net consideration of $1,221,217. The sale closed into escrow on February 15, 2000 pending the receipt of the required regulatory approvals from the mortgage lender and state and federal housing agencies that subsidize the related residential apartment property. The sale proceeds were to be released to the Partnership upon the receipt of all of the required regulatory approvals, but in no event later than March 31, 2000. On March 1, 2000, the affiliated buyer agreed to the release of the escrowed funds to the Partnership and indemnified the Partnership for any approvals not yet received. As a result of this transaction, the Partnership no longer has any interest in the Ramblewood Apartments.

      The restated partnership agreement generally provided that the Partnership would receive 85% of annual distributable cash flow payable annually and that the local partners would be entitled to receive 15% of annual distributable cash flow. Cash distributions were limited by agreements between the limited partnership and HUD to the extent of surplus cash, as defined by HUD.

      The agreement also provided that taxable income and tax loss in each year would be allocated, generally, in the same proportion as cash flow was distributed in that year.

      The local limited partnership entered into a property management contract with an affiliate of the local general partners. The management fee is 4.75% of gross receipts. An incentive management fee is also paid on an annual basis in the event that the property's cash flow exceeds certain target amounts. Incentive management fees of $155,000, $153,000 and $146,000 were paid to an affiliate of the local general partners for the years ended December 31, 1999, 1998 and 1997, respectively.

                          INDEPENDENT AUDITORS' REPORT



To the Partners
Fawcett's Pond Apartments Company

      We have audited the accompanying balance sheets of Fawcett's Pond Apartments Company as of December 31, 1999 and 1998, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fawcett's Pond Apartments Company as of December 31, 1999 and 1998, and the results of its operations, the changes in partners' deficit and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                    /s/ REZNICK FEDDER & SILVERMAN
                                    ------------------------------
                                    REZNICK FEDDER & SILVERMAN

Baltimore, Maryland
January 26, 2000, except for
the second paragraph of
Note J as to which the
date is March 1, 2000

                        FAWCETT'S POND APARTMENTS COMPANY

                                 BALANCE SHEETS

                           December 31, 1999 and 1998

                                     ASSETS

                                                      1999        1998
                                                      ----        ----

CURRENT ASSETS
   Cash and cash equivalents                      $  377,797  $  378,141
   Accounts receivable                                 3,060       2,647
   Due from affiliates                                 2,366           -
   Prepaid expenses                                   12,629      12,464
                                                  ----------  ----------

      Total current assets                           395,852     393,252
                                                  ----------  ----------

RESTRICTED DEPOSITS AND FUNDED RESERVES
   Tenants' security deposits                         19,173      20,583
   Mortgage escrow deposits                           28,212      53,570
   Reserve for replacements                          279,007     286,880
                                                  ----------  ----------

                                                     326,392     361,033
                                                  ----------  ----------
PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $2,494,671 and $2,344,695       3,209,743   3,298,592

DEFERRED FINANCING COSTS, net of accumulated
   amortization of $138,431 and $130,269             198,295     206,486
                                                  ----------  ----------

      Total assets                                $4,130,282  $4,259,363
                                                  ==========  ==========

                        LIABILITIES AND PARTNERS' DEFICIT

CURRENT LIABILITIES
   Current maturities of mortgage payable         $   61,920  $   57,459
   Accounts payable and accrued expenses              18,544      11,851
   Accrued interest payable                           25,761      26,120
   Rent deferred credits                              65,070       2,966
                                                  ----------  ----------

      Total current liabilities                      171,295      98,396

LONG-TERM LIABILITIES
   Mortgage payable, less current maturities       4,059,795   4,121,716
   Due to general partner                            277,400     277,400
   Tenants' security deposits                         19,018      19,850
                                                  ----------  ----------

      Total liabilities                            4,527,508   4,517,362

PARTNERS' DEFICIT                                   (397,226)   (257,999)
                                                  ----------  ----------

      Total liabilities and partners' deficit     $4,130,282  $4,259,363
                                                  ==========  ==========




                       See notes to financial statements

                        FAWCETT'S POND APARTMENTS COMPANY

                            STATEMENTS OF OPERATIONS

                  Years ended December 31, 1999, 1998 and 1997

                                          1999        1998        1997
                                          ----        ----        ----
Revenue

   Rental income, net                  $ 937,498   $ 940,839   $ 941,478
   Financial revenue                      16,658      17,448      25,534
   Other income                           17,968      16,596      16,701
                                       ---------   ---------   ---------

      Total revenue                      972,124     974,883     983,713
                                       ---------   ---------   ---------

Expenses
  Operating expenses

   Marketing                               1,324         751       1,756
   Administration                         44,693      48,067      59,354
   Utilities                              29,541      27,464      30,591
   Management fee                         46,875      47,131      47,098
   Maintenance and repairs               286,032     114,064     126,573
   Salaries                               91,414      92,736      76,232
   Payroll taxes                           7,178       8,111       7,648
   Insurance                              22,901      23,832      25,206
   Real estate taxes                      59,194      46,352      67,717
                                       ---------   ---------   ---------

      Total operating expenses           589,152     408,508     442,175
                                       ---------   ---------   ---------

  Nonoperating expenses

   Interest                              311,130     315,296     319,161
   Mortgage insurance premium             20,739      21,018      21,275
   Depreciation and amortization         158,139     160,760     162,549
   Incentive management fee                6,303       6,303       6,303
   Miscellaneous financial expenses          674         345         625
                                       ---------   ---------   ---------

      Total nonoperating expenses        496,985     503,722     509,913
                                       ---------   ---------   ---------

      Total expenses                   1,086,137     912,230     952,088
                                       ---------   ---------   ---------


      EXCESS (DEFICIENCY) OF
        REVENUE OVER EXPENSES          $(114,013)  $  62,653   $  31,625
                                       =========   =========   =========











                        See notes to financial statements

                        FAWCETT'S POND APARTMENTS COMPANY

                         STATEMENTS OF PARTNERS' DEFICIT

                  Years ended December 31, 1999, 1998 and 1997


                                           General     Limited
                                           Partner     Partner      Total
                                           -------     -------      -----

Partners' deficit, December 31, 1996     $ (71,952)  $(229,897)  $(301,849)

Distributions                               (1,261)    (23,953)    (25,214)

Excess of revenue over expenses              1,581      30,044      31,625
                                         ---------   ---------   ---------

Partners' deficit, December 31, 1997       (71,632)   (223,806)   (295,438)

Distributions                               (1,261)    (23,953)    (25,214)

Excess of revenue over expenses              3,133      59,520      62,653
                                         ---------   ---------   ---------

Partners' deficit, December 31, 1998       (69,760)   (188,239)   (257,999)

Distributions                               (1,261)    (23,953)    (25,214)

Excess of expenses over revenue             (5,701)   (108,312)   (114,013)
                                         ---------   ---------   ---------

Partners' deficit, December 31, 1999     $ (76,722)  $(320,504)  $(397,226)
                                         =========   =========   =========


Profit and loss sharing percentage              5%         95%        100%
                                                =          ==         ===






















                        See notes to financial statements

                        FAWCETT'S POND APARTMENTS COMPANY

                            STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1999, 1998 and 1997

                                                1999        1998        1997
                                                ----        ----        ----

 Cash flows from operating activities
   Rental income received                  $  999,410  $  942,681  $  941,319
   Interest received                           13,523      17,448      15,978
   Other income received                       17,747      16,596      16,600
   Administrative expenses paid              (140,690)    (96,205)    (97,068)
   Management fees paid                       (47,319)    (47,131)    (47,098)
   Utilities paid                             (26,791)    (30,782)    (28,522)
   Maintenance and repairs expenses paid     (278,388)   (164,733)   (171,100)
   Real estate taxes paid                     (59,194)    (80,210)    (33,859)
   Payroll taxes paid                          (7,178)     (8,111)     (7,648)
   Property insurance paid                     (8,621)     (8,233)     (8,275)
   Other taxes and insurance paid             (14,539)    (15,571)    (16,038)
   Interest paid on mortgage                 (311,488)   (315,629)   (319,470)
   Mortgage insurance paid                    (20,645)    (20,929)    (21,193)
   Miscellaneous financial expenses paid         (674)       (345)       (625)
   Mortgagor entity expenses paid              (6,303)     (6,303)     (6,303)
   (Increase) decrease in mortgage escrow
     deposits                                  25,358      14,057     (31,945)
   Net security deposits received (paid)          578         281       3,745
                                           ----------  ----------  ----------

      Net cash provided by operating
        activities                            134,786     196,881     188,498
                                           ----------  ----------  ----------

 Cash flows from investing activities
   Additions to property and equipment        (61,127)    (72,415)    (78,343)
   Deposits to reserve for replacements       (22,092)    (22,092)    (22,092)
   Withdrawals from reserve for
     replacements                              33,099         416      17,312
   Increase in due from affiliates             (2,336)          -           -
                                           ----------  ----------  ----------
      Net cash used in investing
        activities                            (52,456)    (94,091)    (83,123)
                                           ----------  ----------  ----------

 Cash flows from financing activities
   Repayment of mortgage payable              (57,460)    (53,319)    (49,479)
   Distributions                              (25,214)    (25,214)    (25,214)
                                           ----------  ----------  ----------
      Net cash used in financing
        activities                            (82,674)    (78,533)    (74,693)
                                           ----------  ----------  ----------

      NET (DECREASE) INCREASE IN
           CASH AND CASH EQUIVALENTS             (344)     24,257      30,682

 Cash and cash equivalents, beginning         378,141     353,884     323,202
                                           ----------  ----------  ----------

 Cash and cash equivalents, ending         $  377,797  $  378,141  $  353,884
                                           ==========  ==========  ==========



                                   (continued)


                        FAWCETT'S POND APARTMENTS COMPANY

                      STATEMENTS OF CASH FLOWS (CONTINUED)

                  Years ended December 31, 1999, 1998 and 1997

                                                       1999          1998         1997
                                                       ----          ----         ----

 Reconciliation of excess (deficiency)
  of revenue over expenses to net cash
  provided by operating activities
   Excess (deficiency) of revenue
     over expenses                                    $ (114,013)    $  62,653    $  31,625
   Adjustments to reconcile excess
     (deficiency) of revenue over
     expenses to net cash provided by
     operating activities
       Depreciation                                      149,977       152,601      154,387
       Amortization                                        8,162         8,159        8,162
       Interest earned on reserve for
         replacements                                     (3,136)            -       (9,103)
       Changes in assets and liabilities
         Increase in accounts receivable                    (413)         (636)        (394)
         (Increase) decrease in prepaid
           expenses                                         (165)          117          975
         Decrease (increase) in mortgage
           escrow deposits                                25,358        14,057      (31,945)
         Decrease in tenants' security
           deposits - net                                    578           281        3,745
         Increase (decrease) in accounts
           payable and accrued expenses                    6,693       (42,496)      31,674
         Decrease in accrued interest payable               (359)         (333)        (309)
         Increase (decrease) in rent-deferred
           credits                                           450         2,478         (319)
         Increase in deferred subsidy income              61,654             -            -
                                                      ----------     ---------    ---------

         Net cash provided by operating activities    $  134,786     $ 196,881    $ 188,498
                                                      ==========     =========    =========





















                        See notes to financial statements

                        FAWCETT'S POND APARTMENTS COMPANY

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

   Annual cash distributions and incentive management fees are limited by agreements between the Partnership and the Department of Housing and Urban Development (HUD) to $31,517 which represents 6% of the initial equity investment, to the extent of surplus cash as defined by HUD.

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

   As of December 31, 1999, management does not believe that these are any current facts or circumstances that would indicate impairment of the rental property in accordance with Statement of Financial Accounting Standards
   (SFAS) No. 121.

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

NOTE B - RESTRICTED DEPOSITS AND FUNDED RESERVES

   At December 31, 1999 and 1998, the Partnership maintained tenant security deposits of $19,173 and $20,583 in interest-bearing escrow bank accounts.

   The Partnership also has a reserve for replacements and mortgage escrow deposits totaling $307,219 and $340,450 at December 31, 1999 and 1998, respectively, on deposit with Reilly Mortgage Group, Inc. These funds are held in interest-bearing bank accounts and money market accounts, which are carried at cost and approximate fair value.

NOTE C - PROPERTY AND EQUIPMENT

   Investment in property and equipment consisted of the following at December 31, 1999 and 1998:

                                                  1999              1998
                                                  ----              ----

         Land                                 $   440,000       $   440,000
         Buildings and improvements             4,431,850         4,436,077
         Furniture and equipment                  832,564           767,210
                                              -----------       -----------
                                                5,704,414         5,643,287
         Less accumulated depreciation          2,494,671         2,344,695
                                              -----------       -----------
                                              $ 3,209,743       $ 3,298,592
                                              ===========       ===========
NOTE D - MORTGAGE PAYABLE

   The mortgage payable represents a permanent mortgage from the Government National Mortgage Association (GNMA) which is insured by the Federal Housing Administration (FHA) and is collateralized by a deed of trust on the rental property. The mortgage, which is due April 1, 2024, is payable in equal monthly installments of principal and interest totaling $30,746 and bears interest at a rate of 7.5% per annum.

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

   Aggregate maturities of the mortgage payable for the five years following December 31, 1999, are as follows:

               December 31,
               ------------
                  2000       $   61,920
                  2001       $   66,727
                  2002       $   71,907
                  2003       $   71,489
                  2004       $   83,505

   Management believes that the carrying amount of the mortgage payable approximates fair value at December 31, 1999, as there is no significant difference in the market rate of interest for similar debt between that date and the date of the mortgage.

NOTE E - HOUSING ASSISTANCE PAYMENT AGREEMENT

   The FHA contracted with the Partnership under Section 8 of Title II of the Housing and Community Development Act of 1974, to make housing assistance payments to the Partnership on behalf of qualified tenants for all units. The agreement expires August 19, 2002. Total housing assistance payments received during 1999, 1998 and 1997 were $742,514, $749,294, and $751,930, respectively.

NOTE F - RELATED PARTY TRANSACTIONS

   Due to General Partner
   ----------------------

   At December 31, 1999 and 1998, due to general partner consisted of unpaid developer advances of $277,400. These advances are non-interest bearing and payable from proceeds upon sale or refinancing of the project after certain priority payments, as defined in the Partnership agreement.

   Management Fees
   ---------------

   The project is managed by CMJ Management Company, Inc. (CMJ Management), an affiliate of the general partner, pursuant to an agreement approved by HUD which provides for a management fee of 5% of monthly rental collections. Management fees totaled $46,875, $47,131 and $47,098 for 1999, 1998 and 1997,
   respectively. Further, CMJ Management is paid accounting and bookkeeping fees which amounted to $8,748 for each of the years ended December 31, 1999, 1998 and 1997. In addition, CMJ Management received incentive management fees of $6,303 payable from distributable cash for each of the years ended December 31, 1999, 1998 and 1997.

   Reimbursed Costs
   ----------------

   CMJ Management and affiliates make monthly expenditures (primarily payroll, central office accounting services, direct marketing and insurance costs) on behalf of the Partnership, which are reimbursed the following month. As of December 31, 1999, intercompany balances receivable totaled $2,366.

   Laundry Services
   ----------------

   During 1999, the Partnership entered into an agreement with Norlantic Laundry Services, Inc., an affiliate of the general partner, to provide laundry facilities for the project. The Partnership received 50% of the revenue earned on the laundry facilities which totaled $3,613 as of December 31, 1999, and is included in other income.

   Maintenance Services
   --------------------

   During the year, the Partnership contracted with Go Pro Maintenance Services, Inc., an affiliate of the general partner, to perform certain repairs and maintenance. As of December 31, 1999, $45,000 has been incurred.

NOTE G - TAX BASIS INCOME (LOSS)

   The reconciliation of the excess (deficiency) of revenue over expenses reported in the accompanying statements of operations with the income (loss) reported on the Federal income tax basis follows:

                                               1999        1998        1997
                                               ----        ----        ----
      Excess (deficiency) of revenue
        over expenses per statement
        of operations                      $ (114,013)   $  62,653   $  31,625
      GAAP to tax depreciation adjustment     107,765     (137,101)    (56,395)
      Deferred rental income adjustment        62,104        2,248         328
                                           ----------    ---------   ---------

      Income (loss) for Federal
        income tax purposes                $   55,856    $ (72,200)  $ (24,442)
                                           ==========    =========   =========

NOTE H - CONCENTRATION OF CREDIT RISK

   The Partnership maintains operating cash balances, security deposits held in trust with major financial institutions and its funded reserve with the mortgage lender. The cash balances consist of a repurchase agreement backed by government securities totaling $383,207 and a checking account. The security deposits consist of a savings account. The checking and savings account balances in the bank are insured by the Federal Deposit Insurance Corporation up to $100,000. The Partnership has not experienced any losses with respect to bank balances in excess of government provided insurance. Management believes that no significant concentration of credit risk exists with respect to these cash balances at December 31, 1999.

NOTE J - CONTINUATION OF THE PARTNERSHIP AND SUBSEQUENT EVENTS

      The Partnership agreement allows the limited partner to cause the sale of the assets of the Partnership subsequent to June 30, 1995, but not earlier than one year after it has given written notice of its desire to cause such sale to the general partner, and only if, during such one-year period, the general partner does not cause the sale of the Partnership's assets. If the general partner has not caused the assets of the Partnership to be sold within such one-year period, the limited partner may cause such sale, but only after it has offered to sell the assets to the general partner, and either the general partner does not accept such offer within 90 days of receiving it, or the general partner does not complete the sale in accordance with such offer after accepting the terms. In October 1998, the limited partner gave the written notice described above to the general partner of the Partnership and exercised its rights under the Partnership agreement to cause the sale of the Partnership's assets. At December 31, 1999, the general partner was negotiating with the limited partner for the purchase of its interest in the Partnership.

      Subsequent to year-end, on February 15, 2000 an affiliate of the general partner purchased the limited partner's interest in the Partnership for net consideration of $82,545. The sale closed into escrow on February 15, 2000 pending the receipt of the required regulatory approvals from the mortgage lender and state and federal housing agencies that subsidize the Partnership's residential apartment property. The sale proceeds were to be released to the former limited partner upon the receipt of all of the required regulatory approvals, but in no event later than March 31, 2000. On March 1, 2000, the affiliated buyer agreed to the release of the escrowed funds to the former limited partner and indemnified the limited partner for any approvals not yet received. It is the general partner's intention to continue the business of the Partnership.

                          INDEPENDENT AUDITORS' REPORT



To the Partners
Quaker Meadows Apartments Company

   We have audited the accompanying balance sheets of Quaker Meadows Apartments Company as of December 31, 1999 and 1998, and the related statements of operations, partner's deficit and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

   In our opinion, the financial statements present fairly, in all material respects, the financial position of Quaker Meadows Apartments Company as of December 31, 1999 and 1998, and the results of its operations, the changes in partners' deficit and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                    /s/ REZNICK FEDDER & SILVERMAN
                                    ------------------------------
                                    REZNICK FEDDER & SILVERMAN



Baltimore, Maryland
January 26, 2000, except for
the second paragraph of
Note I as to which
the date is March 1, 2000

                        QUAKER MEADOWS APARTMENTS COMPANY

                                 BALANCE SHEETS

                           December 31, 1999 and 1998

                                     ASSETS

                                                      1999       1998
                                                      ----       ----

 CURRENT ASSETS
   Cash and cash equivalents                      $  141,167  $  189,109
   Accounts receivable - tenants                       8,729       6,549
   Accounts receivable - subsidy                     106,559      42,715
   Other receivables                                     720         381
   Prepaid expenses                                    1,068       1,068
                                                  ----------  ----------

      Total current assets                           258,243     239,822
                                                  ----------  ----------

 RESTRICTED DEPOSITS AND FUNDED RESERVES
   Tenant security deposits                           19,211      18,685
   Mortgage escrow deposits                           12,603      12,742
   Reserve for replacements                          262,141     254,514
                                                  ----------  ----------

                                                     293,955     285,941
                                                  ----------  ----------

 PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $4,536,826 and $4,324,098       3,329,417   3,520,803

 DEFERRED FINANCING COSTS, net of accumulated
   amortization of $70,656 and $66,591                59,495      63,560
                                                  ----------  ----------

      Total assets                                $3,941,110  $4,110,126
                                                  ==========  ==========

                        LIABILITIES AND PARTNERS' DEFICIT

 CURRENT LIABILITIES
   Current maturities of mortgage payable         $  151,877  $  135,044
   Accounts payable and accrued expenses              97,426      46,245
   Accrued interest payable                           50,778      52,125
   Rent deferred credits                              23,230       3,658
                                                  ----------  ----------

      Total current liabilities                      323,311     237,072
                                                  ----------  ----------

 LONG-TERM LIABILITIES
   Mortgage payable, less current maturities       4,688,074   4,839,950
   Due to general partner                          1,072,952   1,072,952
   Tenants' security deposits                         16,235      16,594
                                                  ----------  ----------
      Total liabilities                            6,100,572   6,166,568

 PARTNERS' DEFICIT                                (2,159,462) (2,056,442)
                                                  ----------  ----------

      Total liabilities and partners' deficit     $3,941,110  $4,110,126
                                                  ==========  ==========


                        See notes to financial statements

                        QUAKER MEADOWS APARTMENTS COMPANY

                            STATEMENTS OF OPERATIONS

                  Years ended December 31, 1999, 1998 and 1997

                                           1999        1998          1997
                                           ----        ----          ----

 Revenue
   Rental income                      $1,660,022   $1,594,319     $1,600,492
   Less vacancies                        (16,202)           -         (1,774)
   Financial revenue                      14,548       19,081         24,836
   Other income                           10,372          530          1,718
                                      ----------   ----------     ----------

      Total revenue                    1,668,740    1,613,930      1,625,272
                                      ----------   ----------     ----------

 Expenses
  Operating expenses
   Administration                        107,917       89,376         58,502
   Management fees to affiliate           66,028       63,652         63,958
   Utilities                             123,967      130,386        136,254
   Maintenance and repairs               287,419      167,879        220,781
   Insurance                              12,251       12,753         14,026
   Real estate taxes                      56,413       59,519         50,624
   Salaries                              152,777      130,272        125,272
                                      ----------   ----------     ----------

      Total operating expenses           806,772      653,837        669,417
                                      ----------   ----------     ----------

  Nonoperating expenses
   Interest                              618,770      634,112        641,632
   Depreciation and amortization         216,796      270,251        274,586
   Incentive management fee               41,810       76,627         68,655
   Social services expense                21,578       36,080         32,757
                                      ----------   ----------     ----------

      Total nonoperating expenses        898,954    1,017,070      1,017,630
                                      ----------   ----------     ----------
      Total expenses                   1,705,726    1,670,907      1,687,047
                                      ----------   ----------     ----------

      EXCESS OF EXPENSES OVER
        REVENUES                      $  (36,986)  $  (56,977)     $ (61,775)
                                      ==========   ==========      =========















                        See notes to financial statements

                        QUAKER MEADOWS APARTMENTS COMPANY

                         STATEMENTS OF PARTNERS' DEFICIT

                  Years ended December 31, 1999, 1998 and 1997

                                        General     Limited
                                        Partner     Partner      Total
                                        -------     -------      -----

 Partners' deficit, December 31, 1996  $(332,507)  $(1,406,366)  $(1,738,873)

 Distributions                            (4,753)      (90,337)      (95,090)

 Excess of expenses over revenue          (3,089)      (58,686)      (61,775)
                                       ---------   -----------   -----------

 Partners' deficit, December 31, 1997   (340,349)   (1,555,389)   (1,895,738)

 Distributions                            (5,186)      (98,541)     (103,727)

 Excess of expenses over revenue          (2,849)      (54,128)      (56,977)
                                       ---------   -----------   -----------

 Partners' deficit, December 31, 1998   (348,384)   (1,708,058)   (2,056,442)

 Distributions                            (3,303)      (62,731)      (66,034)

 Excess of expenses over revenue          (1,849)      (35,137)      (36,986)
                                       ---------   -----------   -----------

 Partners' deficit, December 31, 1999  $(353,536)  $(1,805,926   $(2,159,462)
                                       =========   ===========   ===========

 Profit and loss sharing percentage            5%           95%          100%
                                               =            ==           ===
























                        See notes to financial statements


                        QUAKER MEADOWS APARTMENTS COMPANY

                            STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1999, 1998 and 1997
                                                           1999         1998          1997
                                                           ----         ----          ----

 Cash flows from operating activities
   Rental income received                             $1,597,029    $1,588,003    $1,558,213
   Interest received                                       5,233         6,586         6,268
   Other income received                                  10,372           530        16,194
   Administrative expenses paid                         (107,980)      (89,376)      (91,259)
   Management fees paid                                  (66,028)      (63,652)      (63,958)
   Utilities paid                                       (116,422)     (130,386)     (137,125)
   Maintenance and repair expenses paid                 (243,723)     (113,966)     (202,054)
   Real estate taxes paid                                (56,413)      (59,519)      (50,624)
   Property insurance paid                               (12,251)       (5,338)      (12,724)
   Interest paid on mortgages                           (620,117)     (642,069)     (641,632)
   Salaries and wages paid                              (152,777)     (130,272)     (125,272)
   Social services expenses paid                         (21,578)      (36,080)      (32,757)
   Incentive fees paid                                   (41,810)      (76,627)      (68,655)
   (Increase) decrease in mortgage escrow deposits           139           627          (595)
   (Increase) decrease in tenant security
      deposits - net                                        (885)         (450)          529
                                                      ----------    ----------    ----------

      Net cash provided by operating activities          172,789       248,011       154,549
                                                      ----------    ----------    ----------

 Cash flows from investing activities
   Additions to building and equipment                   (21,342)      (18,982)      (59,313)
   Decrease (increase) in reserve for replacements         5,852       (31,460)       58,103
   Increase in residual receipts deposits                 (4,164)            -             -
                                                      ----------    ----------    ----------

      Net cash used in investing activities              (19,654)      (50,442)       (1,210)
                                                      ----------    ----------    ----------

 Cash flows from financing activities
   Repayment of mortgage payable                        (135,043)     (119,850)     (106,769)
   Distributions to partners                             (66,034)     (103,727)      (95,090)
                                                      ----------    ----------    ----------

      Net cash used in financing activities             (201,077)     (223,577)     (201,859)
                                                      ----------    ----------    ----------

      NET DECREASE IN CASH AND
         CASH EQUIVALENTS                                (47,942)      (26,008)      (48,520)

 Cash and cash equivalents, beginning                    189,109       215,117       263,637
                                                      ----------    ----------    ----------

 Cash and cash equivalents, ending                    $  141,167    $  189,109    $  215,117
                                                      ==========    ==========    ==========










                                   (continued)

                        QUAKER MEADOWS APARTMENTS COMPANY

                  Years ended December 31, 1999, 1998 and 1997

                                                1999        1998      1997
                                                ----        ----      ----

 Reconciliation of excess of expenses
   over revenue to net cash provided
   by operating  activities
     Excess of expenses over revenue       $ (36,986)  $ (56,977)  $(61,775)
     Adjustments to reconcile excess
     of expenses over revenue to
     net cash provided by operating
     activities
       Depreciation                          212,731     266,186    270,521
       Amortization                            4,065       4,065      4,065
       Interest earned on reserve for
        replacement                           (9,315)    (12,495)   (18,568)
       Changes in assets and liabilities
        (Increase) decrease in accounts
         receivable                          (66,363)     42,086    (26,255)
        Decrease (increase) in mortgage
         escrow deposits, net                    139         627       (595)
        (Increase) decrease in tenants'
         security deposits, net                 (885)       (450)       529
        Decrease in prepaid expenses               -       7,415      1,302
        Increase (decrease) in accounts
         payable and accrued expenses         51,178      (2,091)   (14,901)
        Decrease in accrued interest
         payable                              (1,347)          -          -
        Increase (decrease) in rent
         deferred credits                     19,572        (355)       226
                                           ---------   ---------   --------

            Net cash provided by
              operating activities         $ 172,789   $ 248,011   $154,549
                                           =========   =========   ========



























                        See notes to financial statements

                        QUAKER MEADOWS APARTMENTS COMPANY

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

   Under a regulatory agreement with MHFA, the project is regulated as to cash distributions. Cash distributions, incentive management fees and resident council fees are limited to funds available for distributions as defined by MHFA.

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

   Property and Equipment
   ----------------------

   Property and equipment are carried at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated services lives using the straight-line method.

   Management does not believe that there are any current facts or circumstances that would indicate impairment of rental property in accordance with Statement of Financial Accounting Standards (SFAS) No. 121.

   Deferred Financing Costs
   ------------------------

   Deferred financing costs, which consist principally of financing fees, are amortized by the straight-line method over the life of the related debt, which approximates the effective interest method.

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

NOTE B - RESTRICTED DEPOSITS AND FUNDED RESERVES

   At December 31, 1999 and 1998, the Partnership maintained tenant security deposits of $19,211 and $18,685, respectively, in interest bearing escrow bank accounts and U.S. Treasury Bills. The investment in a U.S. Treasury Bill is held to maturity and is carried at cost which approximates fair value.

   The Partnership also has a reserve for replacements and escrow funds totaling $274,744 and $267,256 at December 31, 1999 and 1998, respectively, on deposit with MHFA. These funds are held in interest bearing bank accounts, which are carried at cost which approximates fair value.

NOTE C - PROPERTY AND EQUIPMENT

   Investment in property and equipment consisted of the following at December 31, 1999 and 1998:

                                                  1999              1998
                                                  ----              ----

         Land                                 $    46,363       $    46,363
         Buildings and improvements             7,051,645         7,051,645
         Furniture and equipment                  768,235           746,893
                                              -----------       -----------
                                                7,866,243         7,844,901
         Less accumulated depreciation          4,536,826         4,324,098
                                              -----------       -----------
                                              $ 3,329,417       $ 3,520,803
                                              ===========       ===========

NOTE D - MORTGAGE PAYABLE

   The mortgage payable represents a permanent mortgage from the Massachusetts Housing Finance Agency (MHFA), collateralized by a deed of trust on the rental property and due September 1, 2013. The mortgage is payable in equal monthly installments of $62,930 (principal and interest) at an interest rate of 12.5%. The terms of the permanent mortgage also require monthly escrow deposits for real estate taxes and a replacement reserve.

   The liability of the Partnership under the mortgage is limited to the underlying value of the real estate, plus other amounts deposited with the lender.

   Aggregate maturities of the mortgage payable for the five years following December 31, 1999, are as follows:

               December 31,
               ------------
                 2000        $  151,877
                 2001        $  170,808
                 2002        $  192,098
                 2003        $  216,043
                 2004        $  242,972

   Management believes it is not practical to estimate the fair value of the mortgage payable to MHFA because programs with similar characteristics are not currently available to the partnership.

NOTE E - HOUSING ASSISTANCE PAYMENT AGREEMENT

   The Federal Housing Administration (FHA) has contracted with the Partnership under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Partnership on behalf of qualified tenants. The agreement expires May 2002, and has two five-year renewal options. Total housing assistance payments received during 1999, 1998 and 1997 were $1,350,956, $1,310,382 and $1,312,610, respectively.

NOTE F - RELATED PARTY TRANSACTIONS

   Due to General Partners
   -----------------------

   At December 31, 1999 and 1998, due to general partner consisted of unpaid developer advances of $1,072,952. These advances are non-interest bearing and payable from proceeds upon sale of refinancing of the project after certain priority payments, as defined in the Partnership agreement.

   Management Fees
   ---------------

   The project is managed by CMJ Management Company, Inc. (CMJ Management), an affiliate of the general partner, pursuant to an agreement approved by MHFA which provides for a management fee of 4% of monthly rental collections. Management fees totaled $66,028, $63,652 and $63,958 for 1999, 1998 and 1997,
   respectively. Further, CMJ Management is paid accounting and bookkeeping fees which amounted to $8,004, for 1999, 1998 and 1997, respectively. In addition, CMJ Management received incentive management fees of $41,830, $76,627 and $68,655 for the years ended December 31, 1999, 1998 and 1997, respectively.

   Reimbursed Costs
   ----------------

   CMJ Management makes monthly expenditures (primarily payroll, central office accounting services, direct marketing and insurance costs) on behalf of the Partnership, which are reimbursed the following month.

 NOTE G - TAX BASIS (LOSS) INCOME

   The reconciliation of the excess of expenses over revenue reported in the accompanying statement of operations with the (loss) income reported on the Federal income tax basis follows:

                                               1999        1998         1997
                                               ----        ----         ----

      Excess of expenses over revenues
         per statement of operations       $  (36,986)   $ (56,977)  $ (61,775)
      GAAP to tax depreciation adjustment     184,916     (143,496)     26,048
      Deferred rental income adjustment        19,573        3,659         226
                                           ----------    ---------   ---------

      Income (loss) for Federal income
         tax purposes                      $  167,503    $(196,814)  $ (35,501)
                                           ==========    =========   =========

NOTE H - CONCENTRATION OF CREDIT RISK

   The Partnership maintains operating cash balances, security deposits held in trust with major financial institutions and its funded reserve with the mortgage lender. The cash balances consist of a repurchase agreement backed by government securities totaling $163,376 and a checking account. The security deposits consist of a United States Treasury Bill in the amount of $14,683 and a savings account. The checking and savings account balances in the bank are insured by the Federal Deposit Insurance Corporation up to $100,000. The Partnership has not experienced any losses with respect to bank balances in excess of government provided insurance. Management believes no significant concentration of credit risk exists with respect to these cash balances as of December 31, 1999.

NOTE I - CONTINUATION OF THE PARTNERSHIP AND SUBSEQUENT EVENTS

   The Partnership agreement allows the limited partner to cause the sale of the assets of the Partnership subsequent to June 30, 1995, but not earlier than one year after it has given written notice of its desire to cause such sale to the general partner, and only if, during such one-year period, the general partner does not cause the sale of the Partnership's assets. If the general partner has not caused the assets of the Partnership to be sold within such one-year period, the limited partner may cause such sale, but only after it has offered to sell the assets to the general partner, and either the general partner does not accept such offer within 90 days of receiving it, or the general partner does not complete the sale in accordance with such offer after accepting the terms. In October 1998, the limited partner gave the written notice described above to the general partner of the Partnership and exercised its rights under the Partnership agreement to cause the sale of the Partnership's assets. At December 31, 1999, the general partner was negotiating with the limited partner for the purchase of its interest in the Partnership.

   Subsequent to year-end, on February 15, 2000 an affiliate of the general partner purchased the limited partner's interest in the Partnership for net consideration of $803,969. The sale closed into escrow on February 15, 2000 pending the receipt of the required regulatory approvals from the mortgage lender and state and federal housing agencies that subsidize the Partnership's residential apartment property. The sale proceeds were to be released to the former limited partner upon the receipt of all of the required regulatory approvals, but in no event later than March 31, 2000. On March 1, 2000, the affiliated buyer agreed to the release of the escrowed funds to the former limited partner and indemnified the limited partner for any approvals not yet received. It is the general partner's intention to continue the business of the Partnership.

                          INDEPENDENT AUDITORS' REPORT

To the Partners
South Laurel Apartments

    Limited Partnership

      We have audited the accompanying balance sheets of South Laurel Apartments Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Laurel Apartments Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, the changes in partners' deficit and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



                               /s/ Reznick Fedder & Silverman
                               ------------------------------
                               REZNICK FEDDER & SILVERMAN

Baltimore, Maryland
January 24, 2000

                   SOUTH LAUREL APARTMENTS LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                           December 31, 1999 and 1998

                                     ASSETS

                                                     1999       1998
                                                     ----       ----

 CURRENT ASSETS
   Cash and cash equivalents                      $  321,730  $  322,501
   Accounts receivable                                18,603      24,580
   Other receivables - property tax abatement         28,502           -
   Due from affiliates                                 6,871           -
   Prepaid expenses                                  179,087     151,963
                                                  ----------  ----------

      Total current assets                           554,793     499,044
                                                  ----------  ----------

 RESTRICTED DEPOSITS AND FUNDED RESERVES
   Tenants' security deposits                        131,598     119,274
   Mortgage escrow deposits                          159,673     168,666
   Reserve for replacement                           150,549     143,468
                                                  ----------  ----------

                                                     441,820     431,408
                                                  ----------  ----------

 PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $7,781,574 and $7,331,024       7,747,461   8,129,744

 DEFERRED FINANCING COSTS, net of accumulated
   amortization of $204,752 and $197,758             300,806     312,968
                                                  ----------  ----------

      Total assets                                $9,044,880  $9,373,164
                                                  ==========  ==========

                        LIABILITIES AND PARTNERS' DEFICIT

 CURRENT LIABILITIES
   Current maturities of mortgage payable         $  178,384  $  165,533
   Accounts payable and accrued expenses              82,014      70,941
   Accrued interest payable                           72,034      73,068
   Rent deferred credits                              27,923       5,170
   Deferred laundry income                             5,000       5,000
   Due to affiliates                                       -       2,181
                                                  ----------  ----------

      Total current liabilities                      365,355     321,893
                                                  ----------  ----------

 LONG-TERM LIABILITIES
   Mortgage payable, less current maturities      11,346,995  11,525,378
   Due to general partner                            645,989     645,989
   Tenants' security deposits                        128,310     122,670
   Deferred laundry income                            20,000      25,000
                                                  ----------  ----------

      Total liabilities                           12,506,649  12,640,930

 PARTNERS' DEFICIT                                (3,461,769) (3,267,766)
                                                  ----------  ----------
      Total liabilities and partners' deficit     $9,044,880  $9,373,164
                                                  ==========  ==========

                        See notes to financial statements

                   South Laurel Apartments Limited Partnership

                            STATEMENTS OF OPERATIONS

                  Years ended December 31, 1999, 1998 and 1997

                                         1999         1998         1997
                                         ----         ----         ----
 Revenue
   Rental income                    $4,494,641    $4,337,446    $4,298,989
   Vacancies                          (490,656)     (249,244)     (306,701)
   Financial revenue                    18,485        22,548        18,629
   Other income                        140,310       119,662       109,369
                                    ----------    ----------    ----------

      Total revenue                  4,162,780     4,230,412     4,120,286
                                    ----------    ----------    ----------

 Expenses
  Operating expenses
   Administration                      430,983       420,403       483,602
   Management fee                      216,990       218,093       214,497
   Utilities                           514,088       510,907       485,153
   Maintenance and repairs             808,710       920,248       810,622
   Salaries                            548,407       529,704       519,252
   Insurance                            40,535        39,108        44,875
   Real estate taxes                   230,445       252,279       260,632
                                    ----------    ----------    ----------

      Total operating expenses       2,790,158     2,890,742     2,818,633
                                    ----------    ----------    ----------

  Nonoperating expenses
   Interest                            870,170       882,171       893,305
   Mortgage insurance premium           58,011        58,812        59,553
   Depreciation and amortization       462,711       471,363       479,869
   Incentive management fee             40,176         2,985             -
   Miscellaneous financial expenses      2,308         1,423         3,750
                                    ----------    ----------    ----------

      Total nonoperating expenses    1,433,376     1,416,754     1,436,477
                                    ----------    ----------    ----------

      Total expenses                 4,223,534     4,307,496     4,255,110
                                    ----------    ----------    ----------

 EXCESS OF EXPENSES OVER REVENUE    $  (60,754)   $  (77,084)   $ (134,824)
                                    ==========    ==========    ==========













                        See notes to financial statements


                   SOUTH LAUREL APARTMENTS LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' DEFICIT

                  Years ended December 31, 1999, 1998 and 1997


                                                      Special        Class A         Class B
                                        General       Limited        Limited         Limited
                                        Partners      Partners       Partner         Partners      Total
                                        --------      --------       -------         --------      -----

Partners' deficit,
   December 31, 1996                    $(106,781)    $(1,278,259)   $(1,054,670)    $(538,684)    $(2,978,394)

Excess of expenses over
   revenue                                 (1,348)         (5,394)      (114,600)      (13,482)       (134,824)
                                        ---------     -----------    -----------     ---------     -----------

Partners' deficit,
   December 31, 1997                     (108,129)     (1,283,653)    (1,169,270)     (552,166)     (3,113,218)

Distributions                                (775)         (3,099)       (65,844)       (7,746)        (77,464)

Excess of expenses over
   revenue                                   (771)         (3,083)       (65,522)       (7,708)        (77,084)
                                         --------     -----------    -----------     ---------     -----------
Partners' deficit,
   December 31, 1998                     (109,675)     (1,289,835)    (1,300,636)     (567,620)     (3,267,766)

Distributions                              (1,332)         (5,330)      (113,262)      (13,325)       (133,249)

Excess of expenses over
   revenue                                   (608)         (2,430)       (51,641)       (6,075)        (60,754)
                                        ---------     -----------    -----------     ---------     -----------
Partners' deficit,
   December 31, 1999                    $(111,615)    $(1,297,595)   $(1,465,539)    $(587,020)    $(3,461,769)
                                        =========     ===========    ===========     =========     ===========


Profit and loss sharing percentage              1%              4%            85%           10%            100%
                                                =               =             ==            ==             ===

                        See notes to financial statements

                   SOUTH LAUREL APARTMENTS LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1999, 1998 and 1997

                                               1999        1998       1997
                                               ----        ----       ----

 Cash flows from operating activities
   Rental income received                  $4,032,714  $4,090,458  $4,011,723
   Interest received                           15,856      19,878      15,309
   Other income received                      135,310     124,158     102,435
   Administrative expenses paid              (438,565)   (427,196)   (483,602)
   Utilities paid                            (487,142)   (514,815)   (492,180)
   Management fees paid                      (226,042)   (218,093)   (214,497)
   Maintenance and repairs expenses paid     (817,000)   (916,171)   (861,868)
   Salaries paid                             (506,354)   (487,275)   (474,215)
   Real estate taxes paid                    (283,321)   (251,887)   (260,467)
   Payroll taxes paid                         (42,053)    (42,429)    (39,245)
   Property insurance paid                    (43,285)    (39,085)    (44,875)
   Mortgage insurance paid                    (58,011)    (58,812)    (59,158)
   Interest paid on mortgage                 (871,204)   (883,131)   (894,196)
   Incentive management fees                  (40,176)     (2,985)          -
   Miscellaneous financial expenses paid       (2,308)     (1,424)     (3,750)
   (Increase) decrease in tenants security
     deposits, net                             (6,684)      3,396       3,088
   Decrease (increase) in mortgage
     escrow deposits                            8,993      (8,318)     22,891
                                           ----------  ----------  ----------

      Net cash provided by operating
        activities                            370,728     386,269     327,393
                                           ----------  ----------  ----------

 Cash flows from investing activities
   Additions to property and equipment        (68,266)    (42,490)   (137,952)
   Deposits to reserve for replacements       (52,520)    (52,520)    (52,520)
   Withdrawals from reserve for
     replacements                              48,068      27,341      85,111
                                           ----------  ----------  ----------

      Net cash used in investing
        activities                            (72,718)    (67,669)   (105,361)
                                           ----------  ----------  ----------

 Cash flows from financing activities
   Mortgage principal payments               (165,532)   (153,608)   (142,542)
   Distributions to partners                 (133,249)    (77,464)          -
                                           ----------  ----------  ----------

      Net cash used in financing
        activities                           (298,781)   (231,072)   (142,542)
                                           ----------  ----------  ----------

         CASH AND CASH EQUIVALENTS               (771)     87,528      79,490

 Cash and cash equivalents, beginning         322,501     234,973     155,483
                                           ----------  ----------  ----------

 Cash and cash equivalents, ending         $  321,730  $  322,501  $  234,973
                                           ==========  ==========  ==========






                                   (continued)


                   SOUTH LAUREL APARTMENTS LIMITED PARTNERSHIP

                      STATEMENTS OF CASH FLOWS (CONTINUED)

                  Years ended December 31, 1999, 1998 and 1997

                                                            1999           1998          1997
                                                             ----          ----          ----

  Reconciliation of excess of expenses over revenue
   to net cash provided by operating activities
  Excess of expenses over revenue                      $  (60,754)    $  (77,084)    $(134,824)
  Adjustments to reconcile excess of expenses
   over revenue to net cash provided by
   operating activities
     Depreciation                                         450,549        459,200       467,707
     Amortization                                          12,162         12,162        12,162
     Interest earned on reserve for replacements           (2,629)        (2,670)       (3,320)
     Changes in assets and liabilities
       Decrease in tenant accounts receivable               5,977          8,477        31,282
       (Increase) decrease in accounts receivable -
         other                                            (28,502)        11,258        (1,934)
       (Increase) decrease in prepaid expenses            (27,124)           339         6,351
       Decrease (increase) in mortgage escrow
         deposits                                           8,993         (8,318)       22,891
       Increase (decrease) in accounts payable and
         accrued expenses                                  11,074        (10,490)      (58,273)
       Decrease in accrued interest payable                (1,034)          (960)         (891)
       Increase (decrease) in rent - deferred credits      22,752         (6,222)      (11,845)
       Decrease in deferred laundry income                 (5,000)        (5,000)       (5,000)
       Due to/from affiliates - net                        (9,052)         2,181             -
       Tenants' security deposits - net                    (6,684)         3,396         3,087
                                                       ----------     ----------     ---------
           Net cash provided by operating activities   $  370,728     $  386,269     $ 327,393
                                                       ==========     ==========     =========
























                        See notes to financial statements

                   SOUTH LAUREL APARTMENTS LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

   As of December 31, 1999, management does not believe that there are any current facts or circumstances that would indicate impairment of rental property in accordance with Statement of Financial Accounting Standards
   (SFAS) No. 121.

   Deferred Financing Costs
   ------------------------

   Deferred financing costs are amortized over the term of the mortgage using the straight-line method.

   Deferred Laundry Income
   -----------------------

   Deferred   laundry  income  is  being  recognized  into  other  income  on  a straight-line basis over the term of the related contract.

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

NOTE B - RESTRICTED DEPOSITS AND FUNDED RESERVES

   At December 31, 1999 and 1998, the Partnership maintained tenant security deposits of $131,598 and $119,274 in interest-bearing escrow bank accounts and a money market account which is carried at cost and approximates fair value.

   The Partnership also has a reserve for replacements and escrow funds totaling $310,222 and $312,134 at December 31, 1999 and 1998, respectively, on deposit with Reilly Mortgage Group, Inc. These funds are held in interest-bearing bank accounts and a money market account which is carried at cost and approximates fair value.

NOTE C - PROPERTY AND EQUIPMENT

   Investment in property and equipment consisted of the following at December 31, 1999 and 1998:

                                                  1999              1998
                                                  ----              ----

         Land                                 $  140,756        $   140,756
         Buildings and improvements           12,558,456         15,149,544
         Furniture and equipment               2,829,823            170,468
                                              ----------        -----------
                                              15,529,035         15,460,768
         Less accumulated depreciation         7,781,574          7,331,024
                                              ----------        -----------
                                              $7,747,461        $ 8,129,744
                                              ==========        ===========

NOTE D - MORTGAGE PAYABLE

   The mortgage is insured by the Federal Housing Administration (FHA) and collateralized by a deed of trust on the rental property. The mortgage, which is due December 1, 2023, is payable in equal monthly installments of principal and interest totaling $86,395 and bears interest at a rate of 7.5% per annum.

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

   Aggregate maturities of the mortgage payable for the five years following December 31, 1999, are as follows:

               December 31,
               ------------
                 2000        $178,384
                 2001        $192,232
                 2002        $207,155
                 2003        $223,237
                 2004        $240,568

   Management believes that the carrying amounts of the Partnerships mortgage approximates fair value at December 31, 1999, as there is no significant difference in the market rate of interest between that date and the date of the mortgage.

NOTE E - HOUSING ASSISTANCE PAYMENT AGREEMENT

   FHA contracted with the Partnership under Section 8 of Title II of the Housing and Community Development Act of 1974, to make housing assistance payments to the Partnership on behalf of qualified tenants for 20% of the rental units. The agreement expired July 31, 1997, and management has not applied for an extension of the agreement. Total housing assistance payments received during 1997 were $506,366.

NOTE F - RELATED PARTY TRANSACTIONS

   Due to General Partner
   ----------------------

   At December 31, 1999 and 1998, due to general partner consists of unpaid development advances of $645,989. These advances are non-interest bearing and payable from proceeds upon sale or refinancing of the project after certain priority payments as defined in the Partnership agreement.

   Management Fees
   ---------------

   The project is managed by CMJ Management Company, Inc. (CMJ Management), an affiliate of the general partner, pursuant to an agreement approved by HUD which provides for a management fee of 5.25% of monthly rental collections. Management fees totaled $216,900, $218,093 and $214,497 for 1999, 1998 and
   1997, respectively. Further, CMJ Management is paid accounting and bookkeeping fees which amounted to $45,490 for each of the years ended December 31, 1999, 1998 and 1997. In addition, CMJ Management received incentive management fees of $40,176, $2,985 and $-0- payable from distributable cash for the years ended December 31, 1999, 1998 and 1997, respectively.

   Reimbursed Costs
   ----------------

   CMJ Management and affiliates make monthly expenditures (primarily payroll, central office accounting, direct marketing and insurance costs) on behalf of the Partnership which are reimbursed the following month. As of December 31, 1999 and 1998, the amount due to/from affiliate for such expenditures were $6,871 and $2,181, respectively.

NOTE G - TAX BASIS LOSS

   The reconciliation of the excess of expenses over revenue reported in the accompanying statement of operations with the loss reported on a Federal income tax basis follows:

                                               1999        1998         1997
                                               ----        ----          ----

      Excess of expenses over revenue
        per statements of operations       $  (60,754)   $  (77,084) $(134,824)
      Deferred rental income and laundry
        income adjustment                      17,753       (11,213)   (16,844)
      GAAP to tax depreciation adjustment     313,406      (136,923)  (166,665)
                                           ----------    ----------  ----------

      Income (loss) for Federal income
        tax purposes                       $  270,405    $ (225,220) $(318,333)
                                           ==========    ==========  =========


NOTE H - CONCENTRATION OF CREDIT RISK

   The Partnership maintains operating cash balances, including repurchase agreements and security deposits held in trust with major financial institutions and its funded reserves with the mortgage lender. The cash balances consist of a repurchase agreement backed by government securities totaling $319,031 and a checking account. The security deposits consist of a money market and a savings account. The checking and savings account balances are insured by the Federal Deposit Insurance Corporation up to $100,000. The Partnership has not experienced any losses with respect to bank balances in excess of government provided insurance. Management believes that no significant concentration of credit risk exists with respect to these cash balances as of December 31, 1999.

NOTE I - CONTINUATION OF THE PARTNERSHIP

   The Partnership agreement allows the limited partner to cause the sale of the assets of the Partnership subsequent to June 30, 1995, but not earlier than one year after it has given written notice of its desire to cause such sale to the general partner, and only if, during such one-year period, the general partner does not cause the sale of the Partnership's assets. If the general partner has not caused the assets of the Partnership to be sold within such one-year period, the limited partner may cause such sale, but only after it has offered to sell the assets to the general partner, and either the general partner does not accept such offer within 90 days of receiving it, or the general partner does not complete the sale in accordance with such offer after accepting the terms. In October 1998, the limited partner gave the written notice described above to the general partner of the Partnership. The limited partner has exercised its right under the Partnership agreement to cause the sale of the Partnership's assets. The general partner has agreed to allow the limited partner to actively market the assets of the Partnership in fiscal year 2000

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Marvin Gardens Associates

      We have audited the accompanying balance sheets of Marvin Gardens Associates as of December 31, 1999 and 1998, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marvin Gardens Associates as of December 31, 1999 and 1998, and the results of its operations, the changes in partners' deficit and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



                               /s/ Reznick Fedder & Silverman
                               ------------------------------
                               REZNICK FEDDER & SILVERMAN

Baltimore, Maryland
February 4, 2000, except for
the second paragraph of
Note I as to which
the date is March 1, 2000

                            MARVIN GARDENS ASSOCIATES

                                 BALANCE SHEETS

                           December 31, 1999 and 1998

                                     ASSETS

                                                        1999        1998
                                                        ----        ----

 CURRENT ASSETS
   Cash                                           $    2,369  $    37,207
   Accounts receivable                                 1,836        1,694
   Accounts receivable - tenant subsidy               22,539        2,723
   Due to affiliates                                      93            -
   Prepaid expenses                                    4,074        2,263
                                                  ----------  -----------

      Total current assets                            30,911       43,887
                                                  ----------  -----------

 RESTRICTED DEPOSITS AND FUNDED RESERVES
   Tenant security deposits                            9,169       10,677
   Real estate tax impound fund                        5,096        5,822
   Replacement reserve fund                          125,037      121,104
   Insurance impound fund                              2,560        4,146
   Interest income receivable - impounds               1,200        1,480
   Utility deposit                                     1,478        1,478
                                                  ----------  -----------

                                                     144,540      144,707
                                                  ----------  -----------

 PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $1,262,451 and $1,187,715       1,158,860    1,233,596

 DEFERRED FINANCING COSTS, net of accumulated
   amortization of $23,691 and $22,318                22,678       24,051
                                                  ----------  -----------

      Total assets                                $1,356,989  $ 1,446,241
                                                  ==========  ===========

                        LIABILITIES AND PARTNERS' DEFICIT

 LIABILITIES
   Current maturities of mortgage payable         $   64,178  $    59,171
   Accounts payable and accrued expenses              19,003       20,236
   Deferred rental income                                670          156
                                                  ----------  -----------

      Total current liabilities                       83,851       79,563
                                                  ----------  -----------

 Mortgage payable, less current maturities         1,436,309    1,500,449
 Due to general partner                              194,019      194,019
 Tenants' security deposits                            7,659        7,869
                                                  ----------  -----------

      Total liabilities                            1,721,838    1,781,900

 PARTNERS' DEFICIT                                  (364,849)    (335,659)
                                                  ----------  -----------

      Total liabilities and partners' deficit     $1,356,989  $ 1,446,241
                                                  ==========  ===========

                        See notes to financial statements

                            MARVIN GARDENS ASSOCIATES

                            STATEMENTS OF OPERATIONS

                  Years ended December 31, 1999, 1998 and 1997


                                            1999      1998        1997
                                            ----      ----        ----
 Revenue
   Rental income                       $  410,364  $406,235    $410,401
   Less vacancies                          (4,700)   (3,603)     (1,496)
   Financial revenue                        7,603     6,798       7,742
   Other income                             4,470     4,887       8,405
                                       ----------  --------    --------

      Total revenue                       417,737   414,317     425,052
                                       ----------  --------    --------

 Expenses
  Operating expenses
   Administration                          19,172    18,488      25,512
   Utilities                               31,142    27,546      29,201
   Management fee                          17,778    17,782      17,738
   Maintenance and repairs                 80,368    66,813      75,504
   Salaries                                47,483    58,611      56,766
   Insurance                                5,132     7,906       8,102
   Real estate taxes                       22,720    23,015      22,556
                                       ----------  --------    --------

      Total operating expenses            223,795   220,161     235,379
                                       ----------  --------    --------
 Nonoperating expenses
   Interest                               124,677   129,258     133,514
   Depreciation and amortization           76,109    76,110      76,109
   Incentive management fee                 4,908       981           -
                                       ----------  --------    --------

      Total nonoperating expenses         205,694   206,349     209,623
                                       ----------  --------    --------

      Total expenses                      429,489   426,510     445,002
                                       ----------  --------    --------

      EXCESS OF EXPENSES OVER REVENUE  $  (11,752) $(12,193)   $(19,950)
                                       ==========  ========    ========










                        See notes to financial statements


                            MARVIN GARDENS ASSOCIATES

                         STATEMENTS OF PARTNERS' DEFICIT

                  Years ended December 31, 1999, 1998 and 1997

                                                    Special
                                        General     Limited    Limited
                                        Partners    Partners   Partner      Total
                                        --------    --------   -------      -----


 Balance, December 31, 1996             $(8,804)    $(69,340)  $(209,791)   $(287,935)

 Distributions                              (40)        (161)     (3,832)      (4,033)

 Excess of expenses over revenue           (199)        (798)    (18,953)     (19,950)
                                        -------     --------   ---------    ---------

 Balance, December 31, 1997              (9,043)     (70,299)   (232,576)    (311,918)

 Distributions                             (116)        (462)    (10,970)     (11,548)

 Excess of expenses over revenue           (122)        (488)    (11,583)     (12,193)
                                        -------     --------   ---------    ---------

 Balance, December 31, 1998              (9,281)     (71,249)   (255,129)    (335,659)

 Distributions                             (174)        (698)    (16,566)     (17,438)

 Excess of expenses over revenue           (118)        (470)    (11,164)     (11,752)
                                        -------     --------   ---------    ---------

 Balance, December 31, 1999             $(9,573)    $(72,417)  $(282,859)   $(364,849)
                                        =======     ========   =========    ==========


 Profit and loss sharing percentage          1%           4%         95%          100%
                                             =            =          ==           ===





















                        See notes to financial statements

                            MARVIN GARDENS ASSOCIATES

                            STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1999, 1998 and 1997


                                                1999        1998        1997
                                                ----        ----        ----

 Cash flows from operating activities
   Rental income received                  $ 386,220   $  402,470  $  405,562
   Interest receipts                           2,539          203       1,256
   Other income received                       4,470        4,887       8,405
   Administrative expenses paid               19,557)     (26,331)    (25,512)
   Management fees paid                      (17,778)     (17,782)    (17,738)
   Utilities paid                            (32,427)     (27,546)    (28,085)
   Salaries and wages paid                   (44,251)     (45,857)    (52,567)
   Operating and maintenance expenses paid   (84,186)     (66,712)    (75,937)
   Real estate taxes paid                    (22,720)     (23,015)    (22,556)
   Payroll taxes                              (3,232)      (4,912)     (4,199)
   Property and other insurance paid          (6,943)      (7,625)     (5,592)
   Interest paid on mortgage                (124,677)    (129,258)   (133,514)
   Incentive management fee paid                (746)        (981)          -
   Decrease (increase) in insurance
    impound fund                               1,586        6,648      (5,023)
   Decrease (increase) in real estate
    tax impound fund                             726        1,368        (900)

      Net security deposits received (paid)    1,298          (36)       (195)
                                           ---------   ----------  ----------

      Net cash provided by operating
        activities                            40,322       65,521      43,405
                                           ---------   ----------  ----------

 Cash flows from investing activities
   Additions to property and equipment             -            -      (6,170)
   Deposits to replacement reserve fund      (16,128)     (13,440)    (16,128)
   Withdrawals from reserve for
    replacements                              17,539       17,422      42,312
                                           ---------   ----------  ----------

      Net cash provided by
        investing activities                   1,411        3,982      20,014
                                           ---------   ----------  ----------

 Cash flows from financing activities
   Repayment of mortgage payable             (59,133)     (51,007)    (50,300)
   Distributions                             (17,438)     (11,548)     (4,033)
                                           ---------   ----------  ----------

      Net cash used in financing
        activities                           (76,571)     (62,555)    (54,333)
                                           ---------   ----------- ----------

      NET (DECREASE) INCREASE IN CASH        (34,838)       6,948       9,086

 Cash, beginning                              37,207       30,259      21,173
                                           ---------   ----------  ----------

 Cash,  ending                             $   2,369   $   37,207  $   30,259
                                           =========   ==========  ==========


                                   (continued)


                            MARVIN GARDENS ASSOCIATES

                      STATEMENTS OF CASH FLOWS (CONTINUED)

                  Years ended December 31, 1999, 1998 and 1997


                                                         1999           1998        1997
                                                         ----           ----        ----

 Reconciliation of excess of expenses over revenue
 to net cash provided by operating activities
   Excess of expenses over revenue                    $ (11,752)     $  (12,193)  $  (19,950)
   Adjustments to reconcile excess of expenses
    over revenue to net cash provided by
    operating activities
      Depreciation                                       74,736          74,737       74,736
      Amortization of deferred financing costs            1,373           1,373        1,373
      Interest earned on reserve for replacements        (5,344)         (6,780)      (6,027)
      Changes in assets and liabilities:
       (Increase) decrease in accounts
         receivable - tenant subsidy                       (142)         (1,282)      (1,441)
       (Increase) decrease in accounts receivable -
         other                                          (19,816)          1,330       (2,004)
       Decrease (increase) in interest income
         receivable -impounds                               280             185         (459)
       (Increase) decrease in prepaid expenses           (1,811)            281        2,510
       Decrease (increase) in real estate tax
         impound fund                                       726           1,368         (900)
       Decrease (increase) in insurance
         impound fund                                     1,586           6,648       (5,023)
       (Decrease) increase in accounts payable
         and accrued expenses                            (1,233)            100          683
       Increase (decrease) in prepaid revenue               514            (210)         102
       Decrease in due to affiliates                        (93)              -            -
       Increase (decrease) in tenant security
         deposits funded                                  1,298             (36)        (195)
                                                      ---------      ----------   ----------
        Net cash provided by operating
        activities                                    $  40,322      $   65,521   $   43,405
                                                      =========      ==========   ==========


















                        See notes to financial statements

                            MARVIN GARDENS ASSOCIATES

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Marvin Gardens Associates (the Partnership) is a California limited partnership which commenced operations in February 1983. The Partnership owns and operates a 37-unit rental housing project (the Project) located in Modesto, California. The Project operates under Section 8 of the National Housing Act, and therefore, receives monthly rental subsidies from the U.S. Department of Housing and Urban Development (HUD). The agreement expires in July 2003, and has two five-year renewal options. For the years ended December 31, 1999, 1998 and 1997 rental subsidies for the Project totaled $312,683, $308,541 and $328,830, respectively. All leases between the Partnership and the tenants of the property are operating leases.

   Cash distributions are limited by agreements between the Partnership and the California Housing Finance Agency (CHFA) to $20,151 per year to the extent of surplus cash and stated equity, as defined by CHFA. Undistributed amounts are cumulative and may be distributed in subsequent years if future operations provide surplus cash in excess of current requirements.

   Use of Estimates
   ----------------

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   Property and Equipment
   ----------------------

   Property and equipment are carried at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method.

   As of December 31, 1999, management does not believe that there are any current facts or circumstances that would indicate impairment of rental property in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121.

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

   Reclassifications
   -----------------

   Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation.

NOTE B - RESTRICTED DEPOSITS  AND FUNDED  RESERVES

   At December 31, 1999 and 1998, the Partnership maintained tenant security deposits of $9,169 and $10,677, respectively, in an interest bearing escrow bank account and a certificate of deposit which are carried at cost and approximate fair value.

   The Partnership also has a reserve for replacements and escrow funds totaling $133,893 and $132,552 at December 31, 1999 and 1998, respectively, on deposit with CHFA. These funds are held in interest bearing bank accounts, which are carried at cost and approximate fair value.

NOTE C - PROPERTY AND EQUIPMENT

      Investment in property and equipment consisted of the following at December 31, 1999 and 1998:

                                                  1999              1998
                                                  ----              ----

         Land                                 $   294,320       $   294,320
         Buildings and improvements             2,126,991         2,126,991
                                              -----------       -----------
                                                2,421,311         2,421,311
         Less accumulated depreciation          1,262,451         1,187,715
                                              -----------       -----------
                                              $ 1,158,860       $ 1,233,596
                                              ===========       ===========

NOTE D - MORTGAGE PAYABLE

   The mortgage payable represents a mortgage from the CHFA which is due on June 1, 2013, and is collateralized by a deed of trust on the rental property and the CHFA has been granted a security interest in rental subsidies. The mortgage is payable in monthly installments of principal and interest at the rate of 8.15%, totaling $15,310. Terms of the mortgage agreement also require monthly escrow deposits to be made to fund real estate tax, insurance, and a replacement reserve account.

   The liability of the Partnership under the mortgage is limited to the underlying value of the real estate, plus other amounts deposited with the lender.

   Aggregate maturities of the mortgage payable for each of the five years following December 31, 1999, are as follows:

               December 31,
               ------------
                 2000        $64,178
                 2001        $69,908
                 2002        $75,498
                 2003        $81,887
                 2004        $88,815


   Management believes that the carrying amount of the mortgage payable approximates fair value at December 31, 1999, as there is no significant difference in the market rate of interest for similar debt between that rate and the rate of the mortgage.

NOTE E - RELATED PARTY TRANSACTIONS

   At December 31, 1999 and 1998, due to developer/general partner consisted of development advances of $194,019. These advances are non-interest bearing and payable from proceeds upon sale or refinancing of the Project after certain priority payments as defined in the Partnership agreement.

   The Partnership has a contractual management agreement with CMJ Management Company, Inc., an affiliate of the general partner, to provide property management services for the Project.

   CMJ Management Company, Inc. has hired an unaffiliated management agent to provide those services on its behalf. Total management fees paid for each of the years ended December 31, 1999, and 1998 and 1997 were $17,778, $17,738 and $17,738, respectively. Effective September 1994, CMJ Management Company, Inc. receives 30% of the monthly fee which totaled $5,333, $5,321 and $5,321 for the years ended December 31, 1999, 1998 and 1997, respectively. For the years ended December 31, 1999 and 1998, incentive management fees charged for the project totaled $4,908 and $981, respectively.

NOTE F - TAX BASIS LOSS

   The reconciliation of the excess of expenses over revenue reported in the accompanying statements of operations with the income/(loss) reportable on a Federal income tax basis for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                               1999        1998         1997
                                               ----        ----         ----
      Excess of expenses over revenue per
        statements of operations           $  (11,752)   $  (12,193) $  (19,950)
      GAAP to tax depreciation adjustment      66,190       (30,842)    (11,448)
      Deferred rental income adjustments          514          (202)        102
                                           ---------     ----------  ----------
      Income (loss) for Federal income
        tax purposes                       $  54,952     $  (43,237) $  (31,296)
                                           =========     ==========  ===========

NOTE G - CONCENTRATION OF CREDIT RISK

   The Partnership maintains operating cash balances and security deposits held in trust with major financial institutions and its funded reserves with the mortgage lender. The Partnership has not experienced any losses with respect to bank balances in excess of government provided insurance. Management believes that no significant concentration to credit risk exists with respect to these cash balances as of December 31, 1999.

NOTE I - CONTINUATION OF THE PARTNERSHIP AND SUBSEQUENT EVENTS

   The Partnership agreement allows the limited partner to cause the sale of the assets of the Partnership subsequent to June 30, 1995, but not earlier than one year after it has given written notice of its desire to cause such sale to the general partner, and only if, during such one-year period, the general partner does not cause the sale of the Partnership's assets. If the general partner has not caused the assets of the Partnership to be sold within such one year period, the limited partner may cause such sale, but only after it has offered to sell the assets to the general partner, and either the general partner does not accept such offer within 90 days of receiving it, or the general partner does not complete the sale in accordance with such offer after accepting the terms. In October 1998, the limited partner gave the written notice described above to the general partner of the Partnership and exercised its rights under the Partnership agreement to cause the sale of the Partnership's assets. At December 31, 1999, the general partner was negotiating with the limited partner for the purchase of its interest in the Partnership.

   Subsequent to year-end, on February 15, 2000 an affiliate of the general partner purchased the limited partner's interest in the Partnership for net consideration of $254,420. The sale closed into escrow on February 15, 2000 pending the receipt of the required regulatory approvals from the mortgage lender and state and federal housing agencies that subsidize the Partnership's residential apartment property. The sale proceeds were to be released to the former limited partner upon the receipt of all of the required regulatory approvals, but in no event later than March 31, 2000. On March 1, 2000, the affiliated buyer agreed to the release of the escrowed funds to the former limited partner and indemnified the limited partner for any approvals not yet received. It is the general partners' intention to continue the business of the Partnership.

                          INDEPENDENT AUDITORS' REPORT



To the Partners
Colonial Farms, Ltd.

      We have audited the accompanying balance sheets of Colonial Farms, Ltd. as of December 31, 1999 and 1998, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colonial Farms, Ltd. as of December 31, 1998 and 1997, and the results of its operations, the changes in partners' deficit and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



                               /s/ Reznick Fedder & Silverman
                               ------------------------------
                               REZNICK FEDDER & SILVERMAN

Baltimore, Maryland
February 11, 2000, except for
the second paragraph of
Note H as to which
the date is March 1, 2000

                               COLONIAL FARMS LTD.

                                 BALANCE SHEETS

                           December 31, 1999 and 1998

                                     ASSETS

                                                      1999         1998
                                                      ----         ----
 CURRENT ASSETS
   Cash and cash equivalents                      $   27,328  $   69,430
   Short-term investment                              29,333           -
   Rents receivable                                        -       1,100
   Deposits                                              675         675
   Prepaid expenses                                    7,228       4,808
                                                  ----------  ----------

      Total current assets                            64,564      76,013
                                                  ----------  ----------

 RESTRICTED DEPOSITS AND FUNDED RESERVES
   Real estate tax impound fund                       14,091      14,141
   Reserve for replacements                          245,943     236,465
   Insurance impound fund                              6,891       8,961
   Reserve fund for operations                        44,944      43,101
   Tenants' security deposits                         27,341      25,281
   Interest income receivable - impounds               3,458       3,370
                                                  ----------  ----------

                                                     342,668     331,319
                                                  ----------  ----------

 PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $2,190,253 and $2,064,714       1,913,396   2,038,935

 DEFERRED FINANCING COSTS, net of accumulated
   amortization of $40,417 and $38,140                35,350      37,627
                                                  ----------  ----------

      Total assets                                $2,355,978  $2,483,894
                                                  ==========  ==========

                       LIABILITIES AND PARTNERS' DEFICITS

 CURRENT LIABILITIES
   Current maturities of mortgage payable         $  100,990  $   92,191
   Accounts payable and accrued expenses              25,454      22,286
   Accrued interest payable                           19,342      20,046
   Deferred rental income                              7,644       2,868
                                                  ----------  ----------

      Total current liabilities                      153,430     137,391
                                                  ----------  ----------

 LONG-TERM LIABILITIES
   Mortgage payable, less current maturities       2,435,760   2,536,750
   Due to general partner                            318,115     318,115
   Tenants' security deposits                         20,946      19,455
                                                  ----------  ----------

      Total liabilities                            2,928,251   3,011,711

 PARTNERS' DEFICIT                                  (572,273)   (527,817)
                                                  ----------  ----------

      Total liabilities and partners' deficit     $2,355,978  $2,483,894
                                                  ==========  ==========

                        See notes to financial statements

                               COLONIAL FARMS LTD.

                            STATEMENTS OF OPERATIONS

                  Years ended December 31, 1999, 1998 and 1997


                                            1999       1998       1997
                                            ----       ----       ----
 Revenue
   Rental income                       $ 788,067   $ 786,081   $785,784
   Less vacancies                              -     (23,294)    (7,410)
   Financial revenue                      16,694      16,527     17,490
   Other income                           11,247      32,686     23,694
                                       ---------   ---------   --------

      Total revenue                      816,008     812,000    819,558
                                       ---------   ---------   --------

 Operating expenses
   Administrative                         28,640      68,109     34,427
   Management fee                         44,740      43,440     42,640
   Utilities                              32,840      31,434     34,619
   Maintenance and repairs               204,565     167,816    155,985
   Salaries                              101,855      81,179     79,872
   Insurance                              10,736      13,372     12,135
   Real estate taxes                      43,173      42,663     41,368
                                       ---------   ---------   --------

      Total operating expenses           466,549     448,013    401,046
                                       ---------   ---------   --------

  Non-operating expenses
   Interest                              236,043     244,135    244,011
   Depreciation and amortization         127,816     128,129    128,174
   Incentive management fee                7,060       7,060      7,060
   Earned surplus reimbursement                -      12,059     69,664
                                       ---------   ---------   --------

      Total nonoperating expenses        370,919     391,383    448,909
                                       ---------   ---------   --------

      Total expenses                     837,468     839,396    849,955
                                       ---------   ---------   --------

      EXCESS OF EXPENSES
          OVER REVENUE                 $ (21,460)  $ (27,396)  $(30,397)
                                       =========   =========   ========














                        See notes to financial statements


                               COLONIAL FARMS LTD.

                         STATEMENTS OF PARTNERS' DEFICIT

                  Years ended December 31, 1999, 1998 and 1997

                                                   Special
                                     General       Limited     Limited
                                     Partner       Partner     Partner     Total
                                     -------       -------     -------     -----


 Balance, December 31, 1996          $(23,033)     $(94,173)   $(296,341)  $(413,547)

 Distributions                           (565)         (847)     (26,826)    (28,238)

 Excess of expenses over revenue         (608)         (912)     (28,877)    (30,397)
                                    ---------      --------    ---------   ---------

 Balance, December 31, 1997           (24,206)      (95,932)    (352,044)   (472,182)

 Distributions                           (565)         (847)     (26,827)    (28,239)

 Excess of expenses over revenue         (548)         (822)     (26,026)    (27,396)
                                     ---------      --------    ---------   ---------

 Balance, December 31, 1998           (25,319)      (97,601)    (404,897)   (527,817)

 Distributions                           (460)         (690)     (21,846)    (22,996)

 Excess of expenses over revenue         (429)         (644)     (20,387)    (21,460)
                                    ---------      --------    ---------   ---------

 Balance, December 31, 1999         $ (26,208)     $(98,935)   $(447,130)  $(572,273)
                                    =========      ========    =========   =========


 Profit and loss sharing percentage        2%             3%         95%        100%
                                           ==             ==         ===        ====























                        See notes to financial statements

                               COLONIAL FARMS, LTD.

                            STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1999, 1998 and 1997

                                                1999        1998        1997
                                                ----        ----        ----

 Cash flows from operating activities
   Rental income received                   $ 793,917    $776,725    $770,456
   Interest received                            5,930       6,303       5,597
   Other income received                       11,273      32,685      23,694
   Administrative expenses paid               (28,814)    (68,108)    (34,427)
   Management fees paid                       (44,994)    (43,440)    (42,640)
   Utilities paid                             (32,236)    (31,434)    (40,324)
   Salaries and wages paid                    (77,779)    (67,973)    (67,643)
   Maintenance and repairs expenses paid     (201,572)   (173,759)   (166,198)
   Real estate taxes paid                     (43,174)    (42,663)    (41,368)
   Payroll taxes paid                         (24,076)    (13,207)    (12,228)
   Property and other insurance paid          (13,156)    (15,834)     (5,710)
   Interest paid on mortgage                 (236,747)   (244,776)   (244,305)
   Incentive management fee paid               (7,060)     (7,060)     (7,060)
   Earned surplus reimbursement                     -     (12,058)    (69,666)
   Increase in reserve fund for operations     (1,843)     (1,929)        (33)
   (Increase) decrease in real estate
     tax impound fund                              50        (913)       (793)
   (Increase) decrease in insurance
     impound fund                               2,070       7,203      (6,654)
   Net security deposits (paid) received         (569)       (472)       (399)
                                            ---------    --------    --------
      Net cash provided by
        operating activities                  101,220      99,290      60,299
                                            ---------    --------    --------

 Cash flows from investing activities
   Purchases of equipment                           -           -     (21,366)
   Deposits to reserve for replacements       (22,404)    (22,404)    (22,404)
   Withdrawals from reserve for
     replacements                              23,602      32,364      24,391
                                            ---------    --------    --------
      Net cash provided by (used in)
        investing activities                    1,198       9,960     (19,379)
                                            ---------    --------    --------

 Cash flows from financing activities
   Repayment of mortgage payable              (92,191)    (84,160)    (76,827)
   Distributions to partners                  (22,996)    (28,239)    (28,238)
                                            ---------    --------    --------

      Net cash used in financing activities  (115,187)   (112,399)   (105,065)
                                            ---------    --------    --------

      NET DECREASE IN CASH AND
         CASH EQUIVALENTS                     (12,769)     (3,149)    (64,145)

 Cash and cash equivalents, beginning          69,430      72,579     136,724
                                            ---------    --------    --------

 Cash and cash equivalents, ending          $  56,661    $ 69,430    $ 72,579
                                            =========    ========    ========





                                   (continued)

                               COLONIAL FARMS LTD.

                  Years ended December 31, 1999, 1998 and 1997

                                                1999        1998        1997
                                                ----        ----        ----

Reconciliation of excess of expenses over
   revenue to net cash provided by
   operating activities
   Excess of expenses over revenue         $  (21,460) $  (27,396) $  (30,397)
   Adjustments to reconcile excess of
   expenses over revenue to net cash
   provided by operating activities
      Depreciation                            125,539     125,852     125,896
      Amortization                              2,277       2,277       2,277
      Interest earned on reserve for
       replacements                           (10,676)    (10,485)    (10,611)
      Changes in assets and liabilities
      (Increase) decrease in assets
        Tenant accounts receivable              1,100      11,534      (8,010)
        Accounts receivable - other               (88)        261      (1,282)
        Miscellaneous prepaid expenses         (2,420)     (2,462)      6,425
        Tenant security deposits funded        (2,060)       (472)       (399)
        Reserve fund for operations            (1,843)     (1,929)        (33)
        Real estate tax impound                    50        (913)       (793)
        Insurance impound fund                  2,070       7,203      (6,654)
      Increase (decrease) in liabilities
        Accounts payable and accrued
         expenses                               3,422      (5,943)    (10,507)
        Accrued interest payable                 (704)       (641)     (5,705)
        Tenant security deposits held in
         trust                                  1,491           -           -
        Prepaid revenue                         4,776       2,404          92
        Due to affiliates                        (254)          -           -
                                           ----------  ----------  ----------
            Net cash provided by
              operating activities         $  101,220  $   99,290  $   60,299
                                           ==========  ==========  ==========


                        See notes to financial statements

                              COLONIAL FARMS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Colonial Farms, Ltd. (the Partnership) is a California limited partnership which commenced operations in February 1983. The Partnership owns and operates a 100-unit residential project (the Project) located in Modesta, California. The Project operates under Section 8 of the National Housing Act and therefore receives monthly rental subsidies from the U.S. Department of Housing and Urban Development (HUD). The agreement expires June 2002, and has two five-year renewal options. For the years ended December 31, 1999, 1998 and 1997, rental subsidies for the Project totaled $560,837, $531,063, and $579,485, respectively.

   Cash distributions are limited by agreements between the Partnership and the California Housing Finance Agency (CHFA) to $35,299 per year to the extent of surplus cash and stated equity, as defined by CHFA. Undistributed amounts are cumulative and may be distributed in subsequent years if future operations provide surplus cash in excess of current requirements. As of December 31, 1999, accumulated limited distributions available totaled $40,542.

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

   Investments
   -----------

   Investments with maturities between three and twelve months are considered short-term investments. Short-term investments consist of United States Treasury Bills which are held to maturity. Held to maturity investments are carried at cost which approximate fair value.

   Property and Equipment
   ----------------------

   Property and equipment are carried at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. As of December 31, 1999, management does not believe that there are any current facts or circumstances that would indicate impairment of rental property in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121.

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

   Reclassifications
   -----------------

   Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation.

NOTE B - RESTRICTED DEPOSITS AND FUNDED RESERVES

   At December 31, 1999 and 1998, the Partnership maintained tenant security deposits of $27,341 and $25,281, respectively, in an interest bearing escrow bank account and a certificate of deposit which are carried at cost and approximate fair value.

   The Partnership also has a reserve for replacements and escrow funds totalling $315,327 and $306,281 at December 31, 1999 and 1998, respectively, on deposit with CHFA. These funds are held in interest bearing bank accounts which are carried at cost and approximate fair value.

NOTE C - PROPERTY AND EQUIPMENT

      Investment in property and equipment consisted of the following at December 31, 1999 and 1998:

                                                  1999              1998
                                                  ----              ----

         Land                                 $  450,000        $  450,000
         Buildings and improvements            3,238,575         3,238,575
         Furniture and equipment                 415,074           415,074
                                              ----------        ----------
                                               4,103,649         4,103,649
         Less accumulated depreciation         2,190,253         2,064,714
                                              ----------        ----------
                                              $1,913,396        $2,038,935
                                              ==========        ==========

NOTE D - MORTGAGE PAYABLE

   The mortgage payable represents a permanent mortgage from the CHFA which is due on June 1, 2013, and is collateralized by a deed of trust on the rental property, and the CHFA has been granted a security interest in rental subsidies. The terms of the mortgage require annual interest on the note of 9.15% and monthly principal and interest payments of $27,411. Terms of the loan agreement require that monthly escrow deposits be made to fund real estate tax, insurance and replacement reserve escrow accounts.

   The liability of the Partnership under the mortgage is limited to the underlying value of the real estate, plus other amounts deposited with the lender.

   Aggregate maturities of the mortgage payable for each of the five years following December 31, 1999, are as follows:

               December 31,
               ------------
                 2000        $100,990
                 2001        $110,628
                 2002        $121,186
                 2003        $132,751
                 2004        $145,421

   Management believes that the carrying amount of the mortgage payable approximates fair value at December 31, 1999, as there is no significant difference in the market rate of interest for similar debt between that date and the date of the mortgage.

NOTE E - RELATED PARTY TRANSACTIONS

   At December 31, 1999 and 1998, due to general partner consisted of development advances of $318,115. These advances are non-interest bearing and payable from proceeds upon sale or refinancing of the Project after certain priority payments as defined in the Partnership agreement.

   The Partnership has a contractual management agreement with CMJ Management Company, Inc., an affiliate of the general partner, to provide property management services for the Project. CMJ Management Company, Inc. has hired an unaffiliated management agent to provide these services on its behalf. Total management fees for the years ended December 31, 1999, 1998, and 1997 were $44,740, $43,440, and $42,640, respectively. Effective September 1994, CMJ Management receives 30% of the monthly management fee which totaled $13,425 and $13,032 for the years ended December 31, 1999 and 1998, respectively. CMJ Management Company, Inc. also is entitled to receive an incentive management fee. For each of the years ended December 31, 1999, 1998 and 1997, incentive fees charged for the project totaled $7,060, in accordance with the terms of the supplemental management agreement.

NOTE F - RECONCILIATION OF TAX (LOSS) INCOME WITH EXCESS OF EXPENSES OVER
         REVENUE PER FINANCIAL STATEMENTS

   The reconciliation of the excess of expenses over revenue reported in the statements of operations with the (loss) income reported on the Federal income tax return for the years ended December 31, 1999, 1998, and 1997 is as follows:

                                               1999        1998         1997
                                               ----        ----         ----

      Excess of expenses over revenue      $ (21,460)    $ (27,396)  $ (30,397)
      GAAP to tax depreciation adjustment     65,987       (53,713)    (19,460)
      Deferred rental income adjustments      (1,195)          731          90
                                           ---------     ---------   ---------
      Income (loss) for Federal income
        tax purposes                       $  43,332     $ (80,378)  $ (49,767)
                                           =========     =========   =========

NOTE G - CONCENTRATION OF CREDIT RISK

   The Partnership maintains operating cash balances and security deposits held in trust with major financial institutions and its funded reserves with the mortgage lender. The cash balance consists of a checking account. The security deposits consist of a checking account. The checking account balances in the bank is insured by the Federal Deposit Insurance Corporation up to $100,000. The Partnership has not experienced any losses with respect to bank balances in excess of government provided insurance. Management believes that no significant concentration of credit risk exists with respect to these cash balances as of December 31, 1999.

NOTE H - CONTINUATION OF THE PARTNERSHIP AND SUBSEQUENT EVENTS

   The Partnership agreement allows the limited partner to cause the sale of the assets of the Partnership subsequent to June 30, 1995, but not earlier than one year after it has given written notice of its desire to cause such sale to the general partner, and only if, during such one-year period, the general partner does not cause the sale of the Partnership's assets. If the general partner has not caused the assets of the Partnership to be sold within such one-year period, the limited partner may cause such sale, but only after it has offered to sell the assets to the general partner, and either the general partner does not accept such offer within 90 days of receiving it, or the general partner does not complete the sale in accordance with such offer after accepting the terms. In October 1998, the limited partner gave the written notice described above to the general partner of the Partnership and exercised its right under the Partnership Agreement to cause the sale of the Partnership's assets. At December 31, 1999, the general partner was negotiating with the limited partner for the purchase of its interest in the Partnership.

   Subsequent to year-end, on February 15, 2000 an affiliate of the general partner purchased the limited partner's interest in the Partnership for net consideration of $387,849. The sale closed into escrow on February 15, 2000 pending the receipt of the required regulatory approvals from the mortgage lender and state and federal housing agencies that subsidize the Partnership's residential apartment property. The sale proceeds were to be released to the former limited partner upon the receipt of all of the required regulatory approvals, but in no event later than March 31, 2000. On March 1, 2000, the affiliated buyer agreed to the release of the escrowed funds to the former limited partner and indemnified the limited partner for any approvals not yet received. It is the general partner's intentions to continue the business of the Partnership.

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Holbrook Apartments Company

      We have audited the accompanying balance sheets of Holbrook Apartments Company as of December 31, 1999 and 1998 and the related statements of operations, partners' deficit and cash flows for each of the three years ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holbrook Apartments Company as of December 31, 1999 and 1998, and the results of its operations, the changes in partners' deficit and its cash flows for each of the three years ended December 31, 1999, in conformity with generally accepted accounting principles.



                                          /s/ Reznick Fedder & Silverman
                                          ------------------------------
                                          REZNICK FEDDER & SILVERMAN

Baltimore, Maryland
January 26, 2000, except for
the second paragraph of
Note I as to which the
date is March 1, 2000

                           HOLBROOK APARTMENTS COMPANY

                                 BALANCE SHEETS

                           December 31, 1999 and 1998

                                     ASSETS

                                                      1999        1998
                                                      ----        ----

 CURRENT ASSETS
   Cash and cash equivalents                      $  670,730  $  514,632
   Accounts receivable - tenants                       1,821       1,998
   Other receivables                                  15,202      14,182
   Prepaid expenses                                   15,084      15,871
                                                  ----------  ----------

      Total current assets                           702,837     546,683
                                                  ----------  ----------

 RESTRICTED DEPOSITS AND FUNDED RESERVES
   Security deposits                                   3,611           -
   Mortgage escrow deposits                           47,733      77,606
   Reserve for replacements                          391,552     496,439
                                                  ----------  ----------
                                                     442,896     574,045
                                                  ----------  ----------

 PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $4,665,089 and $4,412,465       4,993,103   5,219,391

 DEFERRED FINANCING COSTS, net of accumulated
   amortization of $249,595 and $235,877             304,356     318,074
                                                  ----------  ----------
      Total assets                                $6,443,192  $6,658,193
                                                  ==========  ==========

                        LIABILITIES AND PARTNERS' DEFICIT

 CURRENT LIABILITIES
   Current maturities of mortgage payable         $  119,118 $   110,538
   Accounts payable and accrued expenses              31,930      38,017
   Accrued interest payable                           45,308      45,308
   Rent deferred credits                             132,712       1,054
   Due to affiliates                                     620       1,067
   Tenants' security deposits                          3,009           -
                                                  ----------  ----------

      Total current liabilities                      332,697     195,984

 LONG-TERM LIABILITIES
   Mortgage payable, less current maturities       7,019,552   7,138,669
                                                  ----------  ----------

      Total liabilities                            7,352,249   7,334,653

 PARTNERS' DEFICIT                                  (909,057)   (676,460)
                                                  ----------  ----------

      Total liabilities and partners' deficit     $6,443,192  $6,658,193
                                                  ==========  ==========



                        See notes to financial statements

                           HOLBROOK APARTMENTS COMPANY

                            STATEMENTS OF OPERATIONS

                  Years ended December 31, 1999, 1998 and 1997

                                           1999        1998        1997
                                           ----        ----        ----

 Revenue
   Rental income                       $ 2,077,992  $2,074,864  $2,079,319
   Vacancies                                (6,659)     (7,275)     (4,727)
   Financial revenue                        24,865      31,766      35,842
   Other income                              7,769       8,345       8,608
                                       -----------  ----------  ----------

      Total revenue                      2,103,967   2,107,700   2,119,042
                                       -----------  ----------  ----------

 Expenses
  Operating expenses
   Administration                          136,463     123,690     134,493
   Utilities                                86,807      81,913     112,614
   Management fee                           98,765      98,128      98,776
   Maintenance and repairs                 318,437     201,428     173,586
   Salaries                                208,531     195,890     214,500
   Insurance                                14,457      14,776      16,350
   Real estate taxes                       197,579     213,250     181,311
                                       -----------  ----------  ----------

      Total operating expenses           1,061,039     929,075     931,630
                                       -----------  ----------  ----------

  Nonoperating expenses
   Interest                                539,942     547,260     554,700
   Mortgage insurance premium               35,947      36,480      36,979
   Depreciation and amortization           266,341     265,973     268,185
   Incentive management fee                155,013     153,231     146,297
                                       -----------  ----------  ----------

      Total nonoperating expenses          997,243   1,002,944   1,006,161
                                       -----------  ----------  ----------

      Total expenses                     2,058,282   1,932,019   1,937,791
                                       -----------  ----------  ----------

      EXCESS OF REVENUE OVER
           EXPENSES                    $    45,685  $  175,681  $  181,251
                                       ===========  ==========  ==========













                        See notes to financial statements

                           HOLBROOK APARTMENTS COMPANY

                         STATEMENTS OF PARTNERS' DEFICIT

                  Years ended December 31, 1999, 1998 and 1997



                                         General     Limited
                                         Partner     Partner     Total
                                         -------     -------     -----

 Partners' (deficit) equity,
   December 31, 1996                    $(585,184)   $  92,609   $ (492,575)

 Distributions                            (39,781)    (225,427)    (265,208)

 Excess of revenue over expenses           27,188      154,063      181,251
                                        ---------    ---------   ----------

 Partners' (deficit) equity,
   December 31, 1997                     (597,777)      21,245     (576,532)

 Distributions                            (41,341)    (234,268)    (275,609)

 Excess of revenue over expenses           26,352      149,329      175,681
                                        ---------    ---------   ----------

 Partners' deficit,
   December 31, 1998                     (612,766)     (63,694)    (676,460)

 Distributions                            (41,742)    (236,540)    (278,282)

 Excess of revenue over expenses            6,853       38,832       45,685
                                        ---------    ---------   ----------

 Partners' deficit,
   December 31, 1999                    $(647,655)   $(261,402)  $ (909,057)
                                        =========    =========   ==========


 Profit and loss sharing percentage           15%           85%         100%
                                              ==            ==          ===





















                        See notes to financial statements

                           HOLBROOK APARTMENTS COMPANY

                            STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1999, 1998 and 1997

                                                1999        1998        1997
                                                ----        ----        ----

 Cash flows from operating activities
   Rental income received                 $ 2,203,168  $2,061,424  $2,069,734
   Interest received                           15,165      19,587      15,185
   Other income received                        7,769       3,803      28,030
   Administrative expenses paid              (169,100)   (123,690)   (135,301)
   Management fees paid                       (98,765)    (98,128)    (98,776)
   Utilities paid                             (83,045)    (81,913)   (119,299)
   Salaries paid                              (30,613)   (160,249)   (181,164)
   Operating and maintenance paid            (435,802)   (199,621)   (312,749)
   Real estate taxes paid                    (197,579)   (213,250)   (181,311)
   Property insurance paid                    (14,457)    (14,625)    (14,811)
   Payroll taxes paid                         (18,520)    (15,194)    (14,705)
   Other taxes and insurance paid             (18,439)    (20,447)    (18,631)
   Net tenant security deposits received
     (paid)                                      (602)          -           -
   Interest paid on mortgage                 (539,942)   (547,901)   (555,294)
   Increase in mortgage escrow deposits        29,873      (1,247)    (15,290)
   Mortgage insurance paid                    (35,966)    (36,480)    (36,899)
   Mortgage entity expenses paid             (155,013)   (153,231)   (146,297)
   Due to affiliates - net                     (1,467)      1,067           -
                                          -----------  ----------  ----------
      Net cash provided by
        operating activities                  456,665     419,905     282,422
                                          -----------  ----------  ----------

 Cash flows from investing activities
   Additions to property and equipment        (26,335)    (9,476)     (52,029)
   Deposits to reserve for replacements       (51,936)   (40,920)     (40,920)
   Withdrawals from reserve for
    replacements                              166,523     15,428       47,190
                                          -----------  ---------   ----------

      Net cash provided by (used in)
        investing activities                   88,252    (34,968)     (45,759)
                                          -----------  ---------   ----------


 Cash flows from financing activities
   Mortgage principal payments               (110,537)  (102,574)     (95,185)
   Distributions paid to partners            (278,282)  (275,609)    (265,208)
                                          -----------  ---------   ----------

      Net cash used in financing
        activities                           (388,819)  (378,183)    (360,393)
                                          -----------  ----------  ----------

      NET INCREASE (DECREASE) IN
         CASH AND CASH EQUIVALENTS            156,098      6,754     (123,730)

 Cash and cash equivalents, beginning         514,632    507,878      631,608
                                          -----------  ---------   ----------

 Cash and cash equivalents, ending        $   670,730  $ 514,632   $  507,878
                                          ===========  =========   ==========






                                   (continued)

                           HOLBROOK APARTMENTS COMPANY

                  Years ended December 31, 1999, 1998 and 1997

                                                1999        1998        1997
                                                ----        ----        ----

 Reconciliation of excess of revenue
   over expenses to net cash provided
   by operating activities
   Excess of revenue over expenses          $  45,685   $ 175,681   $ 181,251
   Adjustments to reconcile excess of
    revenue over expenses to net cash
    provided by operating activities
     Depreciation                             252,623     252,254     254,644
     Amortization of deferred financing
       costs                                   13,718      13,719      13,541
     Interest earned on replacement reserves   (9,700)    (12,179)    (20,618)
     Changes in assets and liabilities
      Decrease (increase) in accounts
       receivable - tenants                       177       1,298      (1,143)
      Decrease (increase) in accounts
       receivable - other                           -      (4,542)     18,908
      Decrease in prepaid expenses                787         151       1,619
      Tenant security deposits funded          (3,611)          -           -
      Decrease (increase) in mortgage
       escrow deposits                         29,873      (1,247)    (15,290)
      Decrease in other assets                      -           -         475
      (Decrease) increase in accounts
        payable and accrued expenses           (6,087)      4,849    (146,656)
      Decrease in accrued interest payable          -        (641)       (594)
      Tenant security deposits held in trust    3,009           -           -
      Increase (decrease) in prepaid revenue  131,658     (10,505)     (3,715)
      Increase in due to affiliates - net      (1,467)      1,067           -
                                            ---------   ---------   ---------

         Net cash provided by operating
           activities                       $ 456,665   $ 419,905   $ 282,422
                                            =========   =========   =========























                        See notes to financial statements

                           HOLBROOK APARTMENTS COMPANY

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

   As of December 31, 1999, management does not believe that there are any current facts or circumstances that would indicate impairment of the rental property in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121.

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

NOTE B - RESTRICTED DEPOSITS AND FUNDED RESERVES

   At December 31, 1999, the Partnership maintained tenant security deposits of $3,611 in an interest bearing escrow bank account.

   The Partnership has a reserve for replacements and mortgage escrow deposits totaling $439,285 and $574,045 at December 31, 1999 and 1998, respectively, on deposit with WMF/Huntoon, Paige Associates Limited. These funds are held in interest-bearing money market accounts and are carried at cost, which approximates fair value.

NOTE C - PROPERTY AND EQUIPMENT

   Investment in property and equipment consisted of the following at December 31, 1999 and 1998:

                                                  1999              1998
                                                  ----              ----

         Land                                 $   390,000       $   390,000
         Buildings and improvements             9,032,409         9,006,073
         Furniture and equipment                  235,783           235,783
                                              -----------       -----------
                                                9,658,192         9,631,856
         Less accumulated depreciation          4,665,089         4,412,465
                                              -----------       -----------
                                              $ 4,993,103       $ 5,219,391
                                              ===========       ===========

NOTE D - MORTGAGE PAYABLE

   The mortgage is insured by the Federal Housing Administration (FHA) and collateralized by a deed of trust on the rental property. The mortgage, which is due February 1, 2023, is payable in equal monthly installments of principle and interest totaling $54,207 and bears interest at a rate of 7.5%.

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

   Aggregate annual maturities of the mortgage payable for the five years following December 31, 1999, are as follows:

               December 31,
               ------------
                 2000        $119,118
                 2001        $128,366
                 2002        $138,331
                 2003        $149,070
                 2004        $160,643

   Management believes that the carrying amount of the mortgage payable approximates fair value at December 31, 1999, as there is no significant difference in the market rate of interest for similar debt between that date and the date of the mortgage.

NOTE E - HOUSING ASSISTANCE PAYMENT AGREEMENT

   FHA contracted with the Partnership under Section 8 of Title II of the Housing and Community Development Act of 1974, to make housing assistance payments to the Partnership on behalf of qualified tenants. The agreement expires July 1, 2001. Total housing assistance payments received during 1999, 1998 and 1997 were $1,570,186, $1,573,691 and $1,565,374, respectively.

NOTE F- RELATED PARTY TRANSACTIONS

   Management Fee
   --------------

   The project is managed by CMJ Management Company, Inc. (CMJ Management), an affiliate of the general partner, pursuant to an agreement approved by HUD which provides for a management fee of 4.5% of monthly rental collections. Management fees totaled $98,765, $98,128 and $98,776 for 1999, 1998 and 1997,
   respectively. Further, CMJ Management is paid accounting and bookkeeping fees which amounted to $14,868 for each of the years ended December 31, 1999, 1998 and 1997. In addition, CMJ Management received incentive management fees of $155,013, $153,231 and $146,297 for the years ended December 31, 1999, 1998 and 1997, respectively.

   Reimbursed Costs
   ----------------

   CMJ Management and affiliates make monthly expenditures (primarily payroll, central office accounting services, direct marketing and insurance costs) on behalf of the Partnership, which are reimbursed the following month. As of December 31, 1999 and 1998, intercompany balances receivable totaled $15,202 and $14,182, respectively. Intercompany balances payable totaled $620 and $1,067, respectively.

   Laundry Services
   ----------------

   During 1999 the Partnership entered into an agreement with Norlantic Laundry Services, Inc., an affiliate of the general partner, to provide laundry facilities for the project. The Partnership receives 50% of the revenue earned on the laundry facilities which totaled $7,145 for the year ended December 31, 1999, and is included in other income.

   Maintenance Services
   --------------------

   During the year, the Partnership contracted with Go Pro Maintenance Services,
   Inc.,  an  affiliate  of  the  general   partner,   to  perform  repairs  and
   maintenance. For the year ended December 31, 1999, $1,638 has been incurred.

NOTE G - TAX BASIS INCOME

   The reconciliation of the excess of revenue over expenses in the accompanying statements of operations with the income reported on a Federal income tax basis as follows:

                                               1999        1998         1997
                                               ----        ----         ----

      Excess of revenue over expenses
        per statement of operations        $  45,685     $  175,681  $  181,251
      Additional amortization of
        deferred costs                         8,571          8,571       8,393
      GAAP to tax depreciation adjustment    201,896       (52,693)     140,373
      Deferred rental income adjustment      131,658       (10,504)      (3,715)
                                           ---------     ---------   ----------

      Income for Federal income tax
        purposes                           $ 387,810     $ 121,055   $  326,302
                                           =========     =========   ==========

NOTE H - CONCENTRATION OF CREDIT RISK

   The Partnership maintains operating cash balances, security deposits held in trust with major financial institutions and its funded reserves with the mortgage lender. The cash balances consist of a repurchase agreement backed by government securities totaling $689,708 and a checking account. The security deposits consist of a savings account. The checking and savings account balances in the bank are insured by the Federal Deposit Insurance Corporation up to $100,000. The Partnership has not experienced any losses with respect to bank balances in excess of government provided insurance. Management believes that no significant concentration of credit risk exists with respect to these cash balances as of December 31, 1999.

NOTE I - CONTINUATION OF THE PARTNERSHIP AND SUBSEQUENT EVENTS

   The Partnership agreement allows the limited partner to cause the sale of the assets of the Partnership subsequent to June 30, 1995, but not earlier than one year after it has given written notice of its desire to cause such sale to the general partner, and only if, during such one-year period, the general partner does not cause the sale of the Partnership's assets. If the general partner has not caused the assets of the Partnership to be sold within such one-year period, the limited partner may cause such sale, but only after it has offered to sell the assets to the general partner, and either the general partner does not accept such offer within 90 days of receiving it, or the general partner does not complete the sale in accordance with such offer after accepting the terms. In October 1998, the limited partner gave the written notice described above to the general partner of the Partnership and exercised its rights under the Partnership Agreement to cause the sale of the Partnership's assets. At December 31, 1999, the general partner was negotiating with the limited partner for the purchase of its interest in the Partnership.

   Subsequent to year-end, on February 15, 2000 an affiliate of the general partner purchased the limited partner's interest in the Partnership for net consideration of $1,221,217. The sale closed into escrow on February 15, 2000 pending the receipt of the required regulatory approvals from the mortgage lender and state and federal housing agencies that subsidize the Partnership's residential apartment property. The sale proceeds were to be released to the former limited partner upon the receipt of all of the required regulatory approvals, but in no event later than March 31, 2000. On March 1, 2000, the affiliated buyer agreed to the release of the escrowed funds to the former limited partner and indemnified the limited partner for any approvals not yet received. It is the general partner's intention to continue the business of the Partnership.