Form 10-Q
period 2000-03-31
PAINE WEBBER CMJ PROPERTIES LP
filed 2000-05-10
CIK 711393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                    ----------------------------------

                                 FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED March 31, 2000

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

                       INDEPENDENT ACCOUNTANTS' REPORT


To the Partners
Paine Webber/CMJ Properties, LP:

      We have reviewed the accompanying condensed balance sheet of Paine Webber/CMJ Properties LP as of March 31, 2000 and the related condensed statements of operations, changes in partners' capital (deficit) and cash flows for each of the three-month periods ended March 31, 2000 and 1999. These condensed financial statements are the responsibility of the Partnership's management.

      We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

      We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Paine Webber/CMJ Properties LP as of December 31, 1999, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                          /s/ Reznick Fedder & Silverman
                                          ------------------------------
                                              REZNICK FEDDER & SILVERMAN

Baltimore, Maryland
April 28, 2000

                         PAINE WEBBER/CMJ PROPERTIES, LP

                                 BALANCE SHEETS
                      March 31, 2000 and December 31, 1999
                            (In thousands of dollars)
                      (See Independent Accountants' Report)

                                     ASSETS

                                                     March 31     December 31
                                                     ---------    -----------
                                                    (Unaudited)

Cash and cash equivalents                            $   3,190      $    449
Investments in local limited
  partnerships, at equity                                    -             -
                                                     ---------      --------
                                                     $   3,190      $    449
                                                     =========      ========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                        $      33      $      -
Accrued expenses                                            33            27
Partners' capital                                        3,124           422
                                                     ---------      --------
                                                     $   3,190      $    449
                                                     =========      ========


              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
         For the three months ended March 31, 2000 and 1999 (Unaudited)
                            (In thousands of dollars)

                                         General       Limited
                                         Partner       Partners        Total
                                         -------       --------        -----

Balance at December 31, 1998            $    (74)    $     340      $    266
Net income                                     -            20            20
                                        --------     ---------      --------
Balance at March 31, 1999               $    (74)    $     360      $    286
                                        ========     =========      ========

Balance at December 31, 1999            $    (72)    $     494      $    422
Net income                                    72         2,630         2,702
                                        --------     ---------      --------
Balance at March 31, 2000               $      -     $   3,124      $  3,124
                                        ========     =========      ========







                             See accompanying notes.

                         PAINE WEBBER/CMJ PROPERTIES, LP

                            STATEMENTS OF OPERATIONS
         For the three months ended March 31, 2000 and 1999 (Unaudited)
               (In thousands of dollars, except per Unit amounts)
                      (See Independent Accountants' Report)


                                              2000                 1999
                                              ----                 ----
Revenues:

   Interest income                         $      26             $      3

Expenses:

   Management fees                                33                   50
   General and administrative                     41                   21
                                           ---------             --------
                                                  74                   71
                                           ---------             --------
Operating loss                                   (48)                 (68)

Gain on sale of local limited
  partnership interests                        2,711                    -

Partnership's share of local limited
   partnerships' income                           39                   88
                                           ---------             --------

Net income                                 $   2,702             $     20
                                           =========             ========

Net income per Limited
  Partnership Unit                           $300.73               $ 2.31
                                             =======               ======


      The above net income per Limited Partnership Unit is based upon the 8,745 Limited Partnership Units outstanding for each period.

                             See accompanying notes.

                         PAINE WEBBER/CMJ PROPERTIES, LP

                            STATEMENTS OF CASH FLOWS
         For the three months ended March 31, 2000 and 1999 (Unaudited)
                            (In thousands of dollars)
                      (See Independent Accountants' Report)

                                                      2000          1999
                                                      ----          ----
Cash flows from operating activities:
   Net income                                       $  2,702       $    20
   Adjustments to reconcile net income to net
    cash used in operating activities:
     Partnership's share of local limited
       partnerships' income                              (39)          (88)
     Gain on sale of local limited partnership
       interests                                      (2,711)            -
     Changes in assets and liabilities:
      Accounts payable - affiliates                       33           (49)
      Accrued expenses                                     6            10
                                                    --------       -------
        Net cash used in operating activities             (9)         (107)

Cash flows from investing activities:
   Proceeds from sale of local limited
     partnership interests                             2,750             -
                                                    --------       -------

Net increase (decrease) in cash and
  cash equivalents                                     2,741          (107)

Cash and cash equivalents, beginning of period           449           341
                                                    --------       -------

Cash and cash equivalents, end of period            $  3,190       $   234
                                                    ========       =======














                             See accompanying notes.

                         PAINE WEBBER/CMJ PROPERTIES, LP
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.  General
-----------

      The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended December 31, 1999. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of March 31, 2000 and December 31, 1999 and revenues and expenses for the three months ended March 31, 2000 and 1999. Actual results could differ from the estimates and assumptions used.

      On February 15, 2000, the Partnership sold its interests in five of the six real estate limited partnerships that it held: Holbrook Apartments Company, which owns the Ramblewood Apartments in Holbrook, Massachusetts; Fawcett's Pond Apartment Company, which owns the Village at Fawcett's Pond Apartments in Hyannis, Massachusetts; Quaker Meadows Apartment Company, which owns the Quaker Court Apartments and The Meadows Apartments in Lynn, Massachusetts; Marvin Gardens Associates, which owns the Marvin Gardens Apartments in Cotati, California; and Colonial Farms Ltd., which owns the Colonial Farms Apartments in Modesto, California. The limited partnership interests were sold for total consideration of $2,750,000 to affiliates of the operating general partners of the local limited partnerships. The sales closed into escrow on February 15, 2000 pending the receipt of the required regulatory approvals from the various lenders and state and federal housing agencies that subsidize the related residential apartment properties. The sale proceeds were to be released to the Partnership upon the receipt of all of the required regulatory approvals, but in no event later than March 31, 2000. On March 1, 2000, the affiliated buyers agreed to the release of the escrowed funds to the Partnership and indemnified the Partnership for any approvals not yet received. As a result of these transactions, the Partnership no longer has any interest in these five operating investment properties. A special distribution of the net proceeds from these sale transactions in the amount of $2,755,000, or $315.00 per original $1,000 investment, was made to the Limited Partners on April 7, 2000.

      Notwithstanding the restrictions on the Partnership's ability to cause a sale of the properties, the Partnership and the operating general partner of the Villages at Montpelier limited partnership reached an informal agreement during the third quarter of 1999 to initiate a joint marketing effort for the sale of the Villages at Montpelier property, which no longer receives any government subsidies. In July 1999, marketing proposals were requested from three real estate brokerage firms with a strong background in selling apartment properties. In August 1999, after a review of each company's proposals and their capabilities to sell this property, the Partnership selected one of the firms and negotiated an agreement with them to sell the property. Marketing materials were prepared and comprehensive sale efforts began in early March 2000. A sale of the Partnership's final asset, which management currently expects to complete by the end of the second quarter of calendar year 2000, would be followed by an orderly liquidation of the Partnership. Because a buyer of the Villages at Montpelier property will either assume or prepay the existing HUD-insured mortgage loan secured by the property, a sale transaction will require formal HUD approval, which could take as long as 90-to-120 days after closing to receive. Accordingly, the final distribution of proceeds from the sale of the Villages at Montpelier property and the formal liquidation of the Partnership may not be completed until the third quarter of 2000. Notwithstanding management's expectations, there are no assurances that the disposition of the remaining asset and a liquidation of the Partnership will be completed within this time frame.

2.  Related Party Transactions
------------------------------

      The Adviser earned basic management fees of $33,000 and $50,000 during the three-month periods ended March 31, 2000 and 1999, respectively. Accounts payable - affiliates at March 31, 2000 consists of management fees of $33,000 payable to the Adviser.

      Included in general and administrative expenses for the three-month periods ended March 31, 2000 and 1999 is $10,000 and $9,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the three-month periods ended March 31, 2000 and 1999 is $300 and $200, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.  Local Limited Partnerships
------------------------------

      The Partnership has an investment in one local limited partnership at March 31, 2000 (six at December 31, 1999) which owns an operating investment property, as discussed further in the Annual Report. As discussed in Note 1, the Partnership sold its interests in five of the six local limited partnerships that it had held on February 15, 2000. The Partnership recognized a gain of $2,711,000 during the quarter ended March 31, 2000 in connection with these sale transactions. The local limited partnerships are accounted for on the equity method. Under the equity method of accounting for limited partnership interests, the investments are carried at cost adjusted for the Partnership's share of the local limited partnership's earnings, losses and distributions. Losses in excess of the investment in individual local limited partnerships are not recognized currently, but rather, are offset against future earnings from such entities. Distributions received from investments in limited partnerships with carrying values of zero are recorded as other income in the Partnership's statements of operations.

      Summarized operating results of these local limited partnerships follow:

                    Condensed Combined Summary of Operations
               For the three months ended March 31, 2000 and 1999
                            (In thousands of dollars)

                                                2000            1999
                                                ----            ----
      Rental revenues, including
        government subsidies                 $ 1,842          $ 2,471
      Interest income                             51               24
                                             -------          -------
                                               1,893            2,495

      Property operating expenses              1,038            1,339
      Interest expense                           570              680
      Depreciation and amortization              223              347
                                             -------          -------
                                               1,831            2,366
                                             -------          -------
      Net income                             $    62          $   129
                                             =======          =======

      Net income:
        Partnership's share of
          combined operations                $    56          $   116
        Local partners' share of
          combined operations                      6               13
                                             -------          -------
                                             $    62          $   129
                                             =======          =======

               Reconciliation of Partnership's Share of Operations For the three months ended March 31, 2000 and 1999
                            (In thousands of dollars)

                                               2000            1999
                                               ----            ----
      Partnership's share of combined
         operations, as shown above          $    56          $   116
      Losses in excess of basis not
         recognized by Partnership                27               19
      Income offset with prior year
         unrecognized losses                     (44)             (47)
                                             -------          -------
      Partnership's share of local limited
         partnerships' income                $    39          $    88
                                             =======          =======

                         PAINE WEBBER/CMJ PROPERTIES, LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999 under the heading "Certain Factors Affecting Future Operating Results," which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      On February 15, 2000, PaineWebber/CMJ Properties LP ("the Partnership") sold its interests in five of the six real estate limited partnerships that it held: Holbrook Apartments Company, which owns the Ramblewood Apartments in Holbrook, Massachusetts; Fawcett's Pond Apartment Company, which owns the Village at Fawcett's Pond Apartments in Hyannis, Massachusetts; Quaker Meadows Apartment Company, which owns the Quaker Court Apartments and The Meadows Apartments in Lynn, Massachusetts; Marvin Gardens Associates, which owns the Marvin Gardens Apartments in Cotati, California; and Colonial Farms Ltd., which owns the Colonial Farms Apartments in Modesto, California. The limited partnership interests were sold for total consideration of $2,750,000 to affiliates of the operating general partners of the local limited partnerships. The sales closed into escrow on February 15, 2000 pending the receipt of the required regulatory approvals from the various lenders and state and federal housing agencies that subsidize the related residential apartment properties. The sale proceeds were to be released to the Partnership upon the receipt of all of the required regulatory approvals, but in no event later than March 31, 2000. On March 1, 2000, the affiliated buyers agreed to the release of the escrowed funds to the Partnership and indemnified the Partnership for any approvals not yet received. As a result of these transactions, the Partnership no longer has any interest in these five operating investment properties. A special distribution of the net proceeds from these sale transactions in the amount of $2,755,000, or $315.00 per original $1,000 investment, was made to the Limited Partners on April 7, 2000.

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

      Notwithstanding the restrictions on the Partnership's ability to cause a sale of the properties, the Partnership and the operating general partner of the Villages at Montpelier limited partnership reached an informal agreement during the third quarter of 1999 to initiate a joint marketing effort for the sale of the Villages at Montpelier property, which no longer receives any government subsidies. In July 1999, marketing proposals were requested from three real estate brokerage firms with a strong background in selling apartment properties. In August 1999, after a review of each company's proposals and their capabilities to sell this property, the Partnership selected one of the firms and negotiated an agreement with them to sell the property. Marketing materials were prepared and comprehensive sale efforts began in early March 2000. A sale of the Partnership's final asset, which management currently expects to complete by the end of the second quarter of calendar year 2000, would be followed by an orderly liquidation of the Partnership. Because a buyer of the Villages at Montpelier property will either assume or prepay the existing HUD-insured mortgage loan secured by the property, a sale transaction will require formal HUD approval, which could take as long as 90-to-120 days after closing to receive. Accordingly, the final distribution of proceeds from the sale of the Villages at Montpelier property and the formal liquidation of the Partnership may not be completed until the third quarter of 2000. Notwithstanding management's expectations, there are no assurances that the disposition of the remaining asset and a liquidation of the Partnership will be completed within this time frame.

     At March 31, 2000, the Partnership had available cash and cash equivalents of approximately $3,190,000, of which $2,755,000 was distributed to the Limited Partners on April 7, 2000. The Partnership will use the remainder of such cash and cash equivalents for its working capital requirements and distributions to the partners. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the Partnership's remaining real estate investment and from the proceeds received from the sale or refinancing of the property or from the sale of the Partnership's interest in the last local limited partnership. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended March 31, 2000
---------------------------------

     For the quarter ended March 31, 2000, the Partnership reported net income of $2,702,000, as compared to net income of $20,000 for the same period in the prior year. The $2,682,000 increase in the Partnership's net income was primarily a result of the gain of $2,711,000 realized in the current period from the sale of the five local limited partnership interests discussed further above. In addition, the Partnership's operating loss decreased by $20,000 for the three months ended March 31, 2000. The decrease in the Partnership's operating loss was mainly due to an increase in interest income of $23,000 and a decrease in management fees of $17,000. Interest income increased to due interest earned on the sale proceeds of the five local limited partnerships which were temporarily invested in money market instruments pending the special distribution to the Limited Partners. Management fees, which are based on the Partnership's invested assets, decreased due to the sale of the five local limited partnership interests on February 15, 2000. The increase in interest income and the decrease in management fee expense were partially offset by an increase in general and administrative expenses of $20,000 for the current three-month period. General and administrative expenses increased mainly due to certain legal fees incurred in conjunction with the Partnership's planned liquidation.

     The gain realized on the sale of the five local limited partnership interests and the decrease in the Partnership's operating loss were partially offset by a $49,000 decline in the Partnership's share of local limited partnerships' income. The decrease in the Partnership's share of local limited partnerships' income was the result of declines in the Partnership's share of income from the Ramblewood Apartments and Fawcett's Pond partnerships in the current three-month period. As discussed further in the notes to the accompanying financial statements, under the equity method of accounting for limited partnership interests, the Partnership does not record losses from investment properties when losses exceed the Partnership's equity method basis in these properties, and future income is recognized only when it exceeds the previously unrecorded losses. Net income at the Ramblewood Apartments partnership decreased due to only one and a half months of operations being included in the current period due to the sale of the investment in February 2000. The Fawcett's Pond income in the current period was applied against a carried forward loss from the second half of 1999. Overall, the combined net income of the six local limited partnerships decreased from net income of $129,000 for the three months ended March 31, 1999 to net income of $62,000 for the three months ended March 31, 2000. This decline in net income was primarily due to the sale of the five limited partnership interests on February 15, 2000.

                                     PART II
                                Other Information


Item 1. Legal Proceedings.  NONE
--------------------------

Item 2 through 5. NONE
-----------------

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits:   NONE

(b)  Reports on Form 8-K:

   A Current Report on Form 8-K dated February 15, 2000 was filed by the registrant to report the sale of five local limited partnership interests and is hereby incorporated herein by reference.

                         PAINE WEBBER/CMJ PROPERTIES, LP

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PAINE WEBBER/CMJ PROPERTIES, LP

                                    By:   PW SHELTER FUND, INC.
                                        ------------------------
                                        Managing General Partner



                                    By: /s/ Walter V. Arnold
                                        --------------------
                                        Walter V. Arnold
                                        Senior Vice President and
                                          Chief Financial Officer



Dated:  May 10, 2000