Form 10-Q
period 2000-06-30
PAINE WEBBER CMJ PROPERTIES LP
filed 2000-08-25
CIK 711393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                    ----------------------------------

                                 FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED June 30, 2000

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

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Partners
Paine Webber/CMJ Properties, LP

      We have reviewed the accompanying condensed balance sheet of Paine Webber/CMJ Properties LP as of June 30, 2000 and the related condensed statements of operations, changes in partners' capital (deficit) and cash flows for each of the three and six month periods ended June 30, 2000 and 1999. These condensed financial statements are the responsibility of the Partnership's management.

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

                                        /s/ Reznick, Fedder & Silverman
                                        -------------------------------
                                        REZNICK FEDDER & SILVERMAN


Baltimore, Maryland
August 14, 2000

                         PAINE WEBBER/CMJ PROPERTIES, LP

                            CONDENSED BALANCE SHEETS
                       June 30, 2000 and December 31, 1999
                            (In thousands of dollars)
                      (See Independent Accountants' Report)


                                     ASSETS
                                     ------
                                                   June  30      December 31
                                                   ---------     -----------
                                                  (Unaudited)

Cash and cash equivalents                           $   386        $   449
Investments in local limited
  partnerships, at equity                                 -              -
                                                    -------        -------
                                                    $   386        $   449
                                                    =======        =======

                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

Accounts payable - affiliates                       $    50        $     -
Accrued expenses                                         21             27
Partners' capital                                       315            422
                                                    -------        -------
                                                    $   386        $   449
                                                    =======        =======


         CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
           For the six months ended June 30, 2000 and 1999 (Unaudited)
                            (In thousands of dollars)


                                       General      Limited
                                       Partner      Partners       Total
                                       -------      --------       -----

Balance at December 31, 1998           $   (74)     $   340        $   266
Net income                                   3          296            299
                                       -------      -------        -------
Balance at June 30, 1999               $   (71)     $   636        $   565
                                       =======      =======        =======

Balance at December 31, 1999           $   (72)     $   494        $   422
Distributions                                -       (2,755)        (2,755)
Net income                                  72        2,576          2,648
                                       -------      -------        -------
Balance at June 30, 2000               $     -      $   315        $   315
                                       =======      =======        =======





                             See accompanying notes.

                         PAINE WEBBER/CMJ PROPERTIES, LP

                CONDENSED STATEMENTS OF OPERATIONS For the three
             and six months ended June 30, 2000 and 1999 (Unaudited)
               (In thousands of dollars, except per Unit amounts)
                      (See Independent Accountants' Report)


                                      Three Months Ended   Six Months Ended
                                           June 30,            June 30,
                                      ------------------   ----------------
                                       2000       1999      2000      1999
                                       ----       ----      ----      ----
Revenues:
   Other income from local limited
     partnerships                     $    -     $  413   $     -    $  413
   Interest income                        12          5        38         8
                                      ------     ------   -------    ------
                                          12        418        38       421
Expenses:
   Management fees                        17         49        50        99
   General and administrative             49         31        90        52
                                      ------     ------   -------    ------
                                          66         80       140       151
                                      ------     ------   -------    ------
Operating income (loss)                  (54)       338      (102)      270

Gain on sale of local limited
  partnership interests                    -          -     2,711         -

Partnership's share of local limited
   partnerships' income (losses)           -        (59)       39        29
                                      ------     ------   -------    ------

Net income (loss)                     $  (54)    $  279   $ 2,648    $  299
                                      =======    ======   =======    ======

Net income (loss) per Limited
  Partnership Unit                    $(6.12)    $31.54   $294.61    $33.85
                                      ======     ======   =======    ======


      The above net income (loss) per Limited Partnership Unit is based upon the 8,745 Limited Partnership Units outstanding for each period.

                             See accompanying notes.

                         PAINE WEBBER/CMJ PROPERTIES, LP

                       CONDENSED STATEMENTS OF CASH FLOWS
           For the six months ended June 30, 2000 and 1999 (Unaudited)
                            (In thousands of dollars)
                      (See Independent Accountants' Report)


                                                         2000        1999
                                                         ----        ----

Cash flows from operating activities:
   Net income                                          $ 2,648     $   299
   Adjustments to reconcile net income to net cash
    used in operating activities:
     Partnership's share of local limited
       partnerships' income                                (39)        (29)
     Other income from local limited partnerships            -        (413)
     Gain on sale of local limited partnership
       interests                                        (2,711)          -
     Changes in assets and liabilities:
      Accounts payable - affiliates                         50           -
      Accrued expenses                                      (6)         (9)
                                                       -------     -------
        Total adjustments                               (2,706)       (451)
                                                       -------     -------
        Net cash used in operating activities              (58)       (152)


Cash flows from investing activities:
   Distributions from local limited partnerships         2,750         437


Cash flows from financing activities:
   Distributions to limited partners                    (2,755)          -
                                                       -------     -------

Net (decrease) increase in cash and cash equivalents       (63)        285

Cash and cash equivalents, beginning of period             449         341
                                                       -------     -------
Cash and cash equivalents, end of period               $   386     $   626
                                                       =======     =======












                             See accompanying notes.

                         PAINE WEBBER/CMJ PROPERTIES, LP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  General
    -------

      The accompanying condensed financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended December 31, 1999. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of June 30, 2000 and December 31, 1999 and revenues and expenses for the three and six months ended June 30, 2000 and 1999. Actual results could differ from the estimates and assumptions used.

      As discussed further in the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, the Partnership has been focusing on a sale of the Villages at Montpelier Apartments, its only remaining real estate investment, and a liquidation of the Partnership. As discussed further in Note 3, subsequent to the quarter end, on July 28, 2000, the Villages at Montpelier Apartments was sold to an unrelated party for $22.5 million. With the sale of the Villages at Montpelier property completed, the Partnership immediately began the process of conducting an orderly liquidation. A Liquidating Distribution, which included the net proceeds of the Villages at Montpelier transaction, along with the remaining Partnership reserves after the payment of all liquidation-related expenses, was made on August 25, 2000 (see Note 4).

2.  Related Party Transactions
    --------------------------

      The Adviser earned basic management fees of $50,000 and $99,000 during the six-month periods ended June 30, 2000 and 1999, respectively. Accounts payable - affiliates at June 30, 2000 consists of management fees of $50,000 payable to the Adviser.

      Included in general and administrative expenses for the six-month periods ended June 30, 2000 and 1999 is $16,000 and $19,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the six-month periods ended June 30, 2000 and 1999 is $2,000 and $1,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.  Local Limited Partnerships
    --------------------------

      The Partnership had an investment in one local limited partnership at June 30, 2000 (six at December 31, 1999) which owned an operating investment property, as discussed further in the Annual Report. Subsequent to the quarter end, on July 28, 2000, South Laurel Apartments Limited Partnership, a limited partnership in which the Partnership had an interest, sold its operating investment property, the Villages at Montpelier Apartments, located in Laurel, Maryland, to an unrelated party for $22.5 million. The sale generated net proceeds to the Partnership of approximately $6,169,000, after the repayment of the outstanding first mortgage loan of approximately $11,423,000, accrued interest of approximately $67,000, a prepayment penalty of $71,000, closing costs of approximately $640,000 and a payment of approximately $4,130,000 to the local general partner for its share of the net proceeds in accordance with the terms of the local limited partnership agreement.

      As previously reported, as a limited partner of the local limited partnerships, the Partnership did not control property disposition decisions. The partnership agreements stated that the limited partner could cause the sale of the assets of the local limited partnerships subsequent to June 30, 1995, but not earlier than one year after it had given written notice to the operating general partner of its intent to cause such sale, and only if, during such one-year period, the operating general partner did not cause the sale of such assets. If the operating general partner had not caused the assets of the partnership to be sold within such one-year period, the limited partner could cause such sale, but only after it had offered to sell such assets to the operating general partner, and either the operating general partner did not accept such offer within 90 days of receiving it, or the operating general partner did not complete the sale in accordance with such offer after accepting the terms. In October 1998, the Partnership gave the written notice described above to the operating general partner of all six local limited partnerships after meeting with representatives of the operating general partner to discuss the Partnership's desire to liquidate its investments in the near term.

      With regard to the five properties that were still receiving government subsidies, the associated distributable cash flow restrictions, substantial capital reserve requirements and regulatory reporting obligations, which are characteristic of all subsidized low-income housing properties, significantly limited the pool of potential buyers for these real estate assets. Furthermore, the uncertainty regarding potential future reductions in the level of federal government assistance for these programs further restricted the properties' marketability. Consequently, a negotiated sale of the Partnership's interests in these properties to the operating general partners, which receive management fee revenues from the properties through an affiliated management company, was deemed to be in the best interests of the Limited Partners. On February 15, 2000, the Partnership sold its interests in five of the six real estate limited partnerships that it held: Holbrook Apartments Company, which owned the Ramblewood Apartments in Holbrook, Massachusetts; Fawcett's Pond Apartment Company, which owned the Village at Fawcett's Pond Apartments in Hyannis, Massachusetts; Quaker Meadows Apartment Company, which owned the Quaker Court Apartments and The Meadows Apartments in Lynn, Massachusetts; Marvin Gardens Associates, which owned the Marvin Gardens Apartments in Cotati, California; and Colonial Farms Ltd., which owned the Colonial Farms Apartments in Modesto, California. The limited partnership interests were sold for total consideration of $2,750,000 to affiliates of the operating general partners of the local limited partnerships. The sales closed into escrow on February 15, 2000 pending the receipt of the required regulatory approvals from the various lenders and state and federal housing agencies that subsidize the related residential apartment properties. The sale proceeds were to be released to the Partnership upon the receipt of all of the required regulatory approvals, but in no event later than March 31, 2000. On March 1, 2000, the affiliated buyers agreed to the release of the escrowed funds to the Partnership and indemnified the Partnership for any approvals not yet received. A special distribution of the net proceeds from these sale transactions in the amount of $2,755,000, or $315.00 per original $1,000 investment, was made to the Limited Partners on April 7, 2000. The Partnership recognized a gain of $2,711,000 during the quarter ended March 31, 2000 in connection with these sale transactions.

      Notwithstanding the restrictions on the Partnership's ability to cause a sale of the properties, the Partnership and the operating general partner of the Villages at Montpelier limited partnership reached an informal agreement during the third quarter of 1999 to initiate a joint marketing effort for the sale of the Villages at Montpelier property, which no longer receives any government subsidies. In July, marketing proposals were requested from three real estate brokerage firms with a strong background in selling apartment properties. In August, after a review of each company's proposals and their capabilities to sell this property, the Partnership selected one of the firms and negotiated an agreement with them to sell the property. Marketing materials were prepared and comprehensive sale efforts began as of the end of February 2000. As a result of such efforts, several offers were received. After interviewing each prospective buyer and conducting a review of their financial capabilities and previous acquisitions, the Partnership and the local general partner selected an offer. A purchase and sale contract was subsequently negotiated with this unrelated third-party prospective purchaser and an agreement was signed on May 26, 2000, at which time a deposit of $100,000 was received. In accordance with the amended provisions of the purchase and sale agreement, the prospective buyer completed its due diligence work on June 30, 2000 and made an additional non-refundable deposit of $900,000 at that time. The sale closed as described above on July 28, 2000. Because the buyer of the Villages at Montpelier property received formal permission prior to the closing to prepay the existing HUD-insured mortgage loan secured by the property, no further HUD approval was required, and the Partnership was able to proceed with its planned liquidation (see Note 4).

      The local limited partnerships were accounted for on the equity method. Under the equity method of accounting for limited partnership interests, the investments are carried at cost adjusted for the Partnership's share of the local limited partnership's earnings, losses and distributions. Losses in excess of the investment in individual local limited partnerships are not recognized currently, but rather, are offset against future earnings from such entities. Distributions received from investments in limited partnerships with carrying values of zero were recorded as other income in the Partnership's statements of operations. Summarized operating results of the local limited partnerships follow:

                    Condensed Combined Summary of Operations
            For the three and six months ended June 30, 2000 and 1999
                            (In thousands of dollars)

                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                      ------------------    ----------------
                                       2000       1999       2000      1999
                                       ----       ----       ----      ----
   Rental revenues, including
     government subsidies            $ 1,077    $ 2,435    $ 2,919   $ 4,906
   Interest income                        39         25         91        49
                                     -------    -------    -------   -------
                                       1,116      2,460      3,010     4,955

   Property operating expenses           765      1,682      1,804     3,021
   Interest expense                      274        681        844     1,361
   Depreciation and amortization         116        340        339       687
                                     -------    -------    -------   -------
                                       1,155      2,703      2,987     5,069
   Net income (loss)                 -------    -------    -------   -------
                                     $   (39)   $  (243)   $    23   $  (114)
                                     =======    =======    =======   =======

   Net income (loss):
      Partnership's share of
        combined operations          $   (33)   $  (212)   $    23   $   (96)
      Local partners' share of
        combined operations               (6)       (31)         -       (18)
                                     -------    -------    -------   -------
                                     $   (39)   $  (243)   $    23   $  (114)
                                     =======    =======    =======   =======

               Reconciliation of Partnership's Share of Operations
            For the three and six months ended June 30, 2000 and 1999
                            (In thousands of dollars)

                                       Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                      ------------------    ----------------
                                       2000       1999       2000      1999
                                       ----       ----       ----      ----
   Partnership's share of combined
      operations, as shown above     $   (33)   $  (212)   $    23   $   (96)
   Losses in excess of basis not
      recognized by Partnership           33        153         60       128
   Income offset with prior year
      unrecognized losses                  -          -        (44)       (3)
                                     -------    -------    -------   -------
   Partnership's share of local
      limited partnerships' income   $     -    $   (59)   $    39   $    29
                                     =======    =======    =======   =======

4.  Subsequent Events
    -----------------

      As discussed in Note 3, on July 28, 2000, South Laurel Apartments Limited Partnership, a limited partnership in which the Partnership had an interest, sold its operating investment property, the Villages at Montpelier Apartments, to an unrelated party for $22.5 million. The sale generated net proceeds to the Partnership of approximately $6,169,000, after the repayment of the outstanding first mortgage loan of approximately $11,423,000, accrued interest of approximately $67,000, a prepayment penalty of $71,000, closing costs of approximately $640,000 and a payment of approximately $4,130,000 to the local general partner for its share of the net proceeds in accordance with the terms of the local limited partnership agreement. As a result of the sale of the Villages at Montpelier Apartments, which was the Partnership's final real estate asset, the Partnership was dissolved on August 25, 2000. As part of this dissolution, a liquidating distribution of $735.72 per original $1,000 investment,  or  approximately  $6,435,000,  was  made  on  August  25,  2000 to unitholders of record as of the July 28, 2000 sale date. The liquidating distribution included the net proceeds resulting from the sale of the Villages at Montpelier Apartments, as well as the Partnership's remaining reserves after paying liquidation-related expenses. The remaining reserves represented undistributed operating cash flow which was distributed 99% to the Limited Partners and 1% to the General Partners in accordance with the terms of the Partnership Agreement. The liquidating distribution of $6,435,000 was lower than the Partnership's share of the net proceeds from the sale of the Villages at Montpelier property combined with the cash, net of the accounts payable and accrued expenses, on the accompanying balance sheet as of June 30, 2000, which totalled $6,484,000, by $49,000. This difference reflects final Partnership operating and liquidation-related expenses of $76,000, net of additional interest income of $31,000, and less the General Partners' 1% share of the operating cash flow component of the liquidating distribution, which totalled approximately $4,000. Included in the final liquidation-related expenses were management fees of $5,000 payable to the Adviser for fees owed through the date of the sale of the final asset, reimbursements totalling $20,000 to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership through its liquidation and cash management fees of $6,000 paid to Mitchell Hutchins (see Note 2) for managing the Partnership's cash assets through the liquidation date.

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

Liquidity and Capital Resources
-------------------------------

      On February 15, 2000, the Partnership sold its interests in five of the six real estate limited partnerships that it held: Holbrook Apartments Company, which owned the Ramblewood Apartments in Holbrook, Massachusetts; Fawcett's Pond Apartment Company, which owned the Village at Fawcett's Pond Apartments in Hyannis, Massachusetts; Quaker Meadows Apartment Company, which owned the Quaker Court Apartments and The Meadows Apartments in Lynn, Massachusetts; Marvin Gardens Associates, which owned the Marvin Gardens Apartments in Cotati, California; and Colonial Farms Ltd., which owned the Colonial Farms Apartments in Modesto, California. The limited partnership interests were sold for total consideration of $2,750,000 to affiliates of the operating general partners of the local limited partnerships. The sales closed into escrow on February 15, 2000 pending the receipt of the required regulatory approvals from the various lenders and state and federal housing agencies that subsidize the related residential apartment properties. The sale proceeds were to be released to the Partnership upon the receipt of all of the required regulatory approvals, but in no event later than March 31, 2000. On March 1, 2000, the affiliated buyers agreed to the release of the escrowed funds to the Partnership and indemnified the Partnership for any approvals not yet received. A special distribution of the net proceeds from these sale transactions in the amount of $2,755,000, or $315.00 per original $1,000 investment, was made to the Limited Partners on April 7, 2000.

      As previously reported, as a limited partner of the local limited partnerships, the Partnership did not control property disposition decisions. The partnership agreements stated that the limited partner could cause the sale of the assets of the local limited partnerships subsequent to June 30, 1995, but not earlier than one year after it had given written notice to the operating general partner of its intent to cause such sale, and only if, during such one-year period, the operating general partner did not cause the sale of such assets. If the operating general partner had not caused the assets of the partnership to be sold within such one-year period, the limited partner could cause such sale, but only after it had offered to sell such assets to the operating general partner, and either the operating general partner did not accept such offer within 90 days of receiving it, or the operating general partner did not complete the sale in accordance with such offer after accepting the terms. In October 1998, the Partnership gave the written notice described above to the operating general partner of all six local limited partnerships after meeting with representatives of the operating general partner to discuss the Partnership's desire to liquidate its investments in the near term. With regard to the five properties that were still receiving government subsidies, the associated distributable cash flow restrictions, substantial capital reserve requirements and regulatory reporting obligations, which are characteristic of all subsidized low-income housing properties, significantly limited the pool of potential buyers for these real estate assets. Furthermore, the uncertainty regarding potential future reductions in the level of federal government assistance for these programs further restricted the properties' marketability. Consequently, a negotiated sale of the Partnership's interests in these properties to the operating general partners, which receive management fee revenues from the properties through an affiliated management company, was deemed to be in the best interests of the Limited Partners. As discussed further above, this sale was completed on February 15, 2000.

      Notwithstanding the restrictions on the Partnership's ability to cause a sale of the properties, the Partnership and the operating general partner of the Villages at Montpelier limited partnership reached an informal agreement during the third quarter of 1999 to initiate a joint marketing effort for the sale of the Villages at Montpelier property, which no longer receives any government subsidies. In July, marketing proposals were requested from three real estate brokerage firms with a strong background in selling apartment properties. In August, after a review of each company's proposals and their capabilities to sell this property, the Partnership selected one of the firms and negotiated an agreement with them to sell the property. Marketing materials were prepared and comprehensive sale efforts began as of the end of February 2000. As a result of such efforts, several offers were received. After interviewing each prospective buyer and conducting a review of their financial capabilities and previous acquisitions, the Partnership and the local general partner selected an offer. A purchase and sale contract was subsequently negotiated with this unrelated third-party prospective purchaser and an agreement was signed on May 26, 2000, at which time a deposit of $100,000 was received. In accordance with the amended provisions of the purchase and sale agreement, the prospective buyer completed its due diligence work on June 30, 2000 and made an additional non-refundable deposit of $900,000 at that time. Subsequent to the quarter end, on July 28, 2000, South Laurel Apartments Limited Partnership sold the Villages at Montpelier Apartments, located in Laurel, Maryland, to an unrelated party for $22.5 million. The sale generated net proceeds to the Partnership of approximately $6,169,000, after the repayment of the outstanding first mortgage loan of approximately $11,423,000, accrued interest of approximately $67,000, a prepayment penalty of $71,000, closing costs of approximately $640,000 and a payment of approximately $4,130,000 to the local general partner for its share of the net proceeds in accordance with the terms of the local limited partnership agreement. Because the buyer of the Villages at Montpelier property received formal permission prior to the closing to prepay the existing HUD-insured mortgage loan secured by the property, no further HUD approval was required, and the Partnership was able to proceed with its planned liquidation.

      At June 30, 2000, the Partnership had available cash and cash equivalents of approximately $386,000. Such cash and cash equivalents were used by the Partnership for its working capital requirements and liquidation-related expenses with the remainder included in the final liquidating distribution to the Limited Partners. As a result of the sale of the Villages at Montpelier Apartments, which was the Partnership's final real estate asset, the Partnership was dissolved on August 25, 2000. As part of this dissolution, a liquidating distribution of $735.72 per original $1,000 investment, or approximately $6,435,000, was made on August 25, 2000 to unitholders of record as of the July 28, 2000 sale date. The liquidating distribution included the net proceeds resulting from the sale of the Villages at Montpelier Apartments, as well as the Partnership's remaining reserves after paying liquidation-related expenses. The remaining reserves represented undistributed operating cash flow which was distributed 99% to the Limited Partners and 1% to the General Partners in accordance with the terms of the Partnership Agreement. The liquidating distribution of $6,435,000 was lower than the Partnership's share of the net proceeds from the sale of the Villages at Montpelier property combined with the cash, net of the accounts payable and accrued expenses, on the accompanying balance sheet as of June 30, 2000, which totalled $6,484,000, by $49,000. This difference reflects final Partnership operating and liquidation-related expenses of $76,000, net of additional interest income of $31,000, and less the General Partners' 1% share of the operating cash flow component of the liquidating distribution, which totalled approximately $4,000.


Results of Operations
Three Months Ended June 30, 2000
--------------------------------

     For the quarter ended June 30, 2000, the Partnership reported a net loss of $54,000, as compared to net income of $279,000 for the same period in the prior year. This unfavorable change in the Partnership's net operating results was mainly the result of a $392,000 unfavorable change in the Partnership's operating income (loss) which was partially offset by a $59,000 decrease in the Partnership's share of local limited partnerships' losses for the current three-month period. The unfavorable change in the Partnership's operating income
(loss) for the three months ended June 30, 2000 was mainly due to a decrease in other income from local limited partnerships of $413,000. As discussed in the notes to the financial statements, in accordance with the equity method distributions received from investments in limited partnerships with carrying values of zero were recorded as other income from local limited partnerships. The Partnership received distributions totalling $437,000 during the quarter ended June 30, 1999, of which $413,000 was recorded as other income. No cash distributions were received during the current period. Management fees, which are based on the Partnership's invested assets, decreased due to the sale of the five local limited partnership interests on February 15, 2000. The decrease in management fee expense was partially offset by an increase in general and administrative expenses of $18,000 for the current three-month period. General and administrative expenses increased mainly due to certain legal fees incurred in the current period in conjunction with the Partnership's planned liquidation.

     The decrease in the Partnership's share of local limited partnerships' losses was the result of the sale of the five local limited partnership interests on February 15, 2000. At June 30, 1999, the Fawcett's Pond investment was the only investment with a positive equity method carrying value. During the prior three-month period, the Partnership's share of local limited partnerships' operations represented only the allocable portion of the net losses of the Fawcett's Pond partnership which was one of the investments sold on February 15, 2000. As discussed further in the notes to the accompanying financial statements, under the equity method of accounting for limited partnership interests, the Partnership did not record losses from investment properties when losses exceeded the Partnership's equity method basis in the properties, and future income was recognized only when it exceeded the previously unrecorded losses.


Six Months Ended June 30, 2000
------------------------------

      For the six months ended June 30, 2000, the Partnership reported net income of $2,648,000, as compared to net income of $299,000 for the same period in the prior year. The $2,349,000 increase in the Partnership's net income was primarily a result of the gain of $2,711,000 realized in the current period from the sale of the five local limited partnership interests discussed further above. This favorable change in the Partnership's net operating results was also partially attributable to a $10,000 increase in the Partnership's share of local limited partnerships' income for the current six-month period. As discussed further above, under the equity method of accounting for limited partnership interests, losses in excess of the investment in individual local limited partnerships were not recognized currently, but rather, were offset against future earnings from such entities. The Partnership's share of local limited partnerships' income for the prior period represents the allocable portion of the operations of the Fawcett's Pond partnership for the six months ended June 30, 1999. The Partnership's share of local limited partnerships' income for the current period consists of the allocable portion of the operations of the Ramblewood partnership for the period from January 1, 2000 through February 15, 2000. As a result, the numbers are not comparable.

      The  gain  realized  on the  sale of the five  local  limited  partnership interests and the increase in the Partnership's share of local limited partnerships' income were partially offset by a $372,000 unfavorable change in the Partnership's operating income (loss) for the current six-month period. This unfavorable change was mainly attributable to a $413,000 decrease in other income from local limited partnerships and a $38,000 increase in general and administrative expenses. As discussed in the notes to the financial statements, in accordance with the equity method distributions received from investments in limited partnerships with carrying values of zero were recorded as other income from local limited partnerships. The Partnership received distributions totalling $437,000 during the six months ended June 30, 1999, of which $413,000 was recorded as other income. No cash distributions were received during the current period. General and administrative expenses increased mainly due to certain legal fees incurred in the current period in conjunction with the Partnership's planned liquidation. The decrease in other income from local limited partnerships and the increase in general and administrative expenses were partially offset by an increase in interest income and a reduction in management fee expense. Interest income increased during the current period due to interest earned on the sale proceeds of the five local limited partnerships which were temporarily invested in money market instruments pending the special distribution to the Limited Partners which occurred on April 7, 2000. Management fees, which are based on the Partnership's invested assets, decreased for the six months ended June 30, 2000 due to the sale of the five local limited partnership interests on February 15, 2000.

                                     PART II
                                Other Information


Item 1. Legal Proceedings.  NONE
--------------------------

Item 2 through 5. NONE
-----------------

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)   Exhibits:   NONE

(b)  Reports on Form 8-K:

   A Current Report on Form 8-K dated July 28, 2000 was filed by the registrant subsequent to the quarter ended June 30, 2000 to report the sale of the Partnership's final real estate asset, the Villages at Montpelier Apartments, and is hereby incorporated herein by reference.

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




Dated: August 25, 2000